Form 10QSB
period 1995-09-30
REHABILICARE INC
filed 1995-11-14
CIK 64578

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to                  .

                           Commission File No. 0-9407
                               REHABILICARE INC.
         (Exact name of small business issuer as specified in charter)

       MINNESOTA                                          41-0985318
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                               1811 Old Highway 8
                         NEW BRIGHTON, MINNESOTA 55112
                    (Address of Principal Executive Offices)

                                 (612) 631-0590
                          (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months or for such shorter period that the registrant was required to file such reports and
(2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___

The number of shares outstanding for each of the Issuer's classes of common stock as of September 30, 1995, was:

COMMON STOCK, $.10 PAR VALUE        4,629,415 SHARES
TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):
Yes ___  No  _X_



                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               REHABILICARE INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                   SEPTEMBER 30,     JUNE 30,
ASSETS                                                 1995            1995
CURRENT ASSETS
   Cash                                            $     28,521    $     55,704
   Receivables, less reserve for uncollectible
    accounts of $650,644 and $599,311                 5,469,013       5,205,285
   Inventories:
      Raw materials                                     493,535         408,154
      Finished goods                                  1,522,346       1,528,101
   Deferred income tax benefit                          263,000         263,000
   Income tax refund receivable                         111,129         111,129
   Prepaid expenses                                     185,684         172,682

         Total current assets                         8,073,228       7,744,055

PROPERTY AND EQUIPMENT                                4,760,613       4,719,943
   Less accumulated depreciation                     (2,347,083)     (2,215,657)

         Total property and equipment                 2,413,530       2,504,286

                                                   $ 10,486,758    $ 10,248,341

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Note payable                                    $    675,000    $    650,000
   Current maturities of long-term obligations           88,489          88,489
   Accounts payable                                     476,878         486,134
   Accrued liabilities:
      Payroll                                           118,131         110,806
      Commissions                                       141,025         160,825
      Warranty                                           61,900          61,900
      Income taxes                                       63,661            --
      Other                                              54,726          37,018
         Total current liabilities                    1,679,810       1,595,172

LONG-TERM OBLIGATIONS                                 1,884,053       1,904,211

         Total liabilities                            3,563,863       3,499,383

STOCKHOLDERS' EQUITY
      Common stock                                      462,942         460,900
      Additional paid-in capital                      5,149,385       5,116,962
      Retained earnings                               1,310,568       1,171,096

         Total stockholders' equity                   6,922,895       6,748,958

                                                   $ 10,486,758    $ 10,248,341

The accompanying notes to financial statements are an integral part of these balance sheets.



                               REHABILICARE INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                       Three Months Ended
                                                          September 30,
                                                      1995             1994


Net sales and rental revenue                       $ 2,343,122      $ 2,255,619

Cost of sales and rentals                              750,584          694,431

      Gross profit                                   1,592,538        1,561,188

Operating expenses:
   Selling, general and administrative               1,206,559        1,250,282
   Research and development                            116,041          103,911

      Total operating expenses                       1,322,600        1,354,193

      Operating income                                 269,938          206,995

Other income (expense):
   Interest expense                                    (53,626)          (4,858)
   Other                                                 1,160            1,338

Income before income taxes                             217,472          203,475

Provision for income taxes                              78,000           73,200

      Net income                                   $   139,472      $   130,275

Net income per common share and
common share equivalents                           $       .03      $       .03

Weighted average number of common and
common share equivalents outstanding                 4,853,141        4,674,973


The accompanying notes to financial statements are an integral part of these financial statements.



                               REHABILICARE INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                           Three Months Ended September 30,
                                                                   1995         1994

OPERATING ACTIVITIES
     Net income                                                 $ 139,472    $ 130,275
        Adjustments to reconcile net income to net cash used
        in operating activities:
            Depreciation                                          131,426      135,391
            Deferred income taxes                                    --        (14,061)
            Change in current assets and liabilities:
                Receivables                                      (263,728)    (325,823)
                Inventories                                       (95,102)      87,758
                Prepaid expenses                                  (13,002)     (29,437)
                Accounts payable                                   (9,256)      62,192
                Accrued liabilities                                68,894     (159,542)
                    Net cash used in operating activities         (41,296)    (113,247)

INVESTING ACTIVITIES
     Purchase of property and equipment                           (25,194)     (30,226)

FINANCING ACTIVITIES
     Principal payments on long-term obligations                  (20,158)      (5,407)
     Proceeds from line of credit, net                             25,000      125,000
     Proceeds from sale of common stock                              --           --
     Proceeds from exercise of stock options                       34,465        1,626
                    Net cash provided by financing activities      39,307      121,219

                    Net decrease in cash                          (27,183)     (22,254)

CASH AT BEGINNING OF PERIOD                                        55,704       44,129

CASH AT END OF PERIOD                                           $  28,521    $  21,875

SUPPLEMENTAL DISCLOSURES
     Cash paid during the period for:                           $  53,626    $   4,858
        Interest

        Income taxes                                            $  14,339    $  90,040

The accompanying notes to financial statements are an integral part of these financial statements.



                               REHABILICARE INC.
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995



Note A

The amounts set forth in the preceding financial statements are unaudited as of and for the periods ended September 30, 1995 and 1994, but in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the periods presented. Such results are not necessarily indicative of results for the full year.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:

      THREE MONTHS ENDED SEPTEMBER 30                       1995        1994
         Net sales and rental revenue                      100.0%      100.0%
         Cost of sales and rentals                          32.0        30.8
         Gross profit                                       68.0        69.2
         Operating expenses -
           Selling, general and administrative              51.5        55.4
           Research and development                          5.0         4.6
              Total operating expenses                      56.5        60.0
         Operating income                                   11.5         9.2
         Other expense                                       2.2          .2
         Provision for income taxes                          3.3         3.2
         Net income                                          6.0         5.8

Revenue for the first quarter of fiscal 1996 was $2,343,000, a 4% increase from $2,256,000 in the first quarter of fiscal 1995. The increase resulted from the continued growth of international dealer business. Revenue from the Company's traditional dealer business, including international, grew 41% to $707,000 from $501,000 in the first quarter of fiscal 1995. Net sales and rental revenue from direct sales decreased 7% in 1996 to $1,636,000 from $1,754,000 in the first quarter of 1995. Those revenues accounted for approximately 70% of revenue during the first quarter of fiscal 1996 compared to 78% during the first quarter of fiscal 1995. The Company sold or rented its products to approximately 2,500 new patients during the first quarter of both fiscal 1996 and fiscal 1995. It had relationships with approximately 1,600 clinics at September 30, 1995 compared with 1,100 at September 30, 1994. All changes were primarily attributable to volume and product mix as selling prices and rental rates were essentially the same during both years.

Gross profit for the first quarter of fiscal 1996 increased 2% to $1,593,000 or 68% of revenue, compared to $1,561,000 or 69% of revenue in the first quarter of fiscal 1995. Margins on wholesale business were 49% compared to 45% in the first quarter of fiscal 1995. This is a result of change in mix of products sold. Margins on direct business were 76% for the first quarter of both fiscal 1996 and fiscal 1995. Overall, margins decreased slightly because lower margin wholesale sales represented a larger percentage of revenue in the first quarter of fiscal 1996.

Selling, general and administrative expenses decreased 4% to $1,207,000 in the first quarter of fiscal 1996 from $1,250,000 in the first quarter of fiscal 1995. As a percent of revenue, those expenses declined 3% from 55% to 52%. The Company added thirty-seven independent sales agents during the first quarter of fiscal 1996, bringing the total number of sales representatives to 69 at September 30, 1995. Expansion of the direct sales business has required increased levels of support and the Company expects these expenses to continue increasing at a rate slightly lower than the rate of increase in revenue.

Research and development expense was $116,000 in the first quarter of fiscal 1996 compared with $104,000 last year. Those expenses were essentially unchanged as a percent of revenue and the Company anticipates they will remain relatively constant as a percent of revenue in the future.

Operating income was $270,000 in the first quarter of fiscal 1996 compared with $207,000 in the first quarter of fiscal 1995. The increase is the result of increased revenue and the decrease in operating expenses as a percent of revenue. Interest expense rose to $54,000 in the first quarter of fiscal 1996 from $5,000 in fiscal 1995. This is due to the new debt incurred in fiscal 1995 to finance new facilities, furniture and equipment. Net income was $139,000 in the first quarter of fiscal 1996 compared with $130,000 in fiscal 1995. Net income was 6% of revenue in both years.

The Company has recorded a deferred income tax benefit relating to the excess of book over tax depreciation and bad debt expense. The Company believes that the asset is realizable through future operations based on its history of profitable results since changing its focus to direct sales and rentals.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Operations have required significant amounts of cash since the Company established its direct sales division in October 1991 and began offering its products directly to patients. Cash was used to fund increases in receivables of $264,000 in the first quarter of fiscal 1996 and $326,000 in the same quarter of fiscal 1995. The increase in receivables in fiscal 1996 is attributable primarily to international sales late in the quarter.

During the first quarter of fiscal 1996, the Company increased its reserve for uncollectible accounts from $599,000 to $651,000. The reserve is based on factors including historical trends, relationship and experience with insurance companies or other third-party reimbursers and patient responsibility for charges. Based on such factors, the Company believes that its current reserve for uncollectible accounts is adequate. However, it will be necessary to continue maintaining a significant reserve to cover instances where the extent of insurance coverage cannot be verified prior to placing home units on patients.

The Company used $95,000 in the first quarter of fiscal 1996 to increase inventories of clinical units and consignment units for new territories. Additional cash for inventories will be required in the current fiscal year to continue supplying inventories to the expanded sales force. In the first quarter of fiscal 1995, effective management of those inventories with minimal increase in the number of sales representatives provided $88,000 in cash.

The cash needed to fund operations during fiscal 1996, over and above that generated by operating activities, is being provided by the Company's revolving bank line of credit. In December 1994, the Company entered into an agreement for a revolving bank line of credit which provides for borrowing up to $2,000,000, limited by eligible accounts receivable. The borrowing base limit was approximately $1,276,000 at September 30, 1995. Borrowings bear interest at the bank's prime rate. Interest is paid monthly. Borrowings under the line were $675,000 at September 30, 1995 and $650,000 at June 30, 1995. The Company
anticipates that cash requirements during fiscal 1996 will be less than its available credit facility.



                           PART II. OTHER INFORMATION


EXHIBITS AND REPORTS ON FORM 8-K.


Exh. 27 - Financial Data Schedule (For SEC use only)




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    REHABILICARE INC.


                                    /s/  David B. Kaysen
                                    David B. Kaysen
                                    President and Chief Executive Officer



                                    /s/  W. Glen Winchell
                                    W. Glen Winchell
                                    Vice President of Finance
Date: November 3, 1995.             (Principal Financial and Accounting Officer)