Form 10QSB
period 1995-12-31
REHABILICARE INC
filed 1996-02-14
CIK 64578

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________________.

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
Yes _X_  No ___

The number of shares outstanding for each of the Issuer's classes of common stock as of December 31, 1995, was:

COMMON STOCK, $.10 PAR VALUE                            4,638,415  SHARES

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):
Yes ___    No _X_


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                REHABILICARE INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                 December  31,       June 30,
ASSETS                                                1995            1995
------                                           ------------    ------------
CURRENT ASSETS
   Cash                                          $     11,148    $     55,704
   Receivables, less reserve
       for uncollectible accounts of
       $696,640 and $599,311                        5,622,452       5,205,285
   Inventories:
      Raw materials                                   554,278         408,154
      Finished goods                                1,757,937       1,528,101
   Deferred income tax benefit                        263,000         263,000
   Income tax refund receivable                       111,129         111,129
   Prepaid expenses                                   207,897         172,682
                                                 ------------    ------------

         Total current assets                       8,527,841       7,744,055

PROPERTY AND EQUIPMENT                              4,778,130       4,719,943
   Less accumulated depreciation                   (2,449,979)     (2,215,657)
                                                 ------------    ------------

         Total property and equipment               2,328,151       2,504,286
                                                 ------------    ------------

                                                 $ 10,855,992    $ 10,248,341
                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Note payable                                  $    880,000    $    650,000
   Current maturities of long-term obligations         88,490          88,489
   Accounts payable                                   595,770         486,134
   Accrued liabilities:
      Payroll                                          94,934         110,806
      Commissions                                     150,598         160,825
      Warranty                                         61,900          61,900
      Income taxes                                     33,251            --
      Other                                            71,427          37,018
                                                 ------------    ------------
         Total current liabilities                  1,976,370       1,595,172

LONG-TERM OBLIGATIONS                               1,868,159       1,904,211
                                                 ------------    ------------

         Total liabilities                          3,844,529       3,499,383

STOCKHOLDERS' EQUITY
      Common stock                                    463,842         460,900
      Additional paid-in capital                    5,154,235       5,116,962
      Retained earnings                             1,393,386       1,171,096
                                                 ------------    ------------

         Total stockholders' equity                 7,011,463       6,748,958
                                                 ------------    ------------

                                                 $ 10,885,992    $ 10,248,341
                                                 ============    ============

      The accompanying notes are an integral part of these balance sheets.



                                REHABILICARE INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                             Three months Ended             Six months Ended
                                                 December 31,                  December 31,

                                             1995           1994           1995           1994
                                         -----------    -----------    -----------    -----------
Net sales and rental revenue             $ 2,068,866    $ 2,288,737    $ 4,411,988    $ 4,544,356

Cost of sales and rentals                    637,633        653,786      1,388,217      1,348,217
                                         -----------    -----------    -----------    -----------

      Gross profit                         1,431,233      1,634,951      3,023,771      3,196,139

Operating expenses:
   Selling, general and administrative     1,140,731      1,241,961      2,347,290      2,492,243
   Research and development                  110,774        101,369        226,815        205,280
                                         -----------    -----------    -----------    -----------

      Total operating expenses             1,251,505      1,343,330      2,574,105      2,697,523
                                         -----------    -----------    -----------    -----------

      Operating income                       179,728        291,621        449,666        498,616

Other income (expense):
   Interest expense                          (54,594)       (10,870)      (108,220)       (15,728)
   Other                                       1,684            935          2,844          2,273
                                         -----------    -----------    -----------    -----------

Income before income taxes                   126,818        281,686        344,290        485,161

Provision for income taxes                    44,000        101,500        122,000        174,700
                                         -----------    -----------    -----------    -----------

      Net income                         $    82,818    $   180,186    $   222,290    $   310,461
                                         ===========    ===========    ===========    ===========

Net income per common share and
common share equivalents                 $      0.02    $      0.04        $ 0 .05    $      0.07
                                         ===========    ===========    ===========    ===========

Weighted average number of
common and common share
equivalents outstanding                    4,847,626      4,687,449      4,850,384      4,681,211
                                         ===========    ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.



                                REHABILICARE INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             Six Months Ended December 31,
                                                             -----------------------------
                                                                   1995         1994
                                                                ---------    ---------
OPERATING ACTIVITIES
     Net income                                                 $ 222,290    $ 310,461
        Adjustments to reconcile net income to net cash used
        in operating activities:
            Depreciation                                          234,322      273,826
            Deferred income taxes                                    --        (28,122)
            Change in current assets and liabilities:
                Receivables                                      (417,167)    (799,002)
                Inventories                                      (386,546)      58,758
                Prepaid expenses                                  (35,215)    (180,431)
                Accounts payable                                  109,636       95,020
                Accrued liabilities                                41,561     (211,723)
                                                                ---------    ---------
                    Net cash used in operating activities        (231,119)    (481,213)

INVESTING ACTIVITIES
     Purchase of property and equipment                           (47,601)     (50,264)

FINANCING ACTIVITIES
     Principal payments on long-term obligations                  (36,051)     (10,982)
     Proceeds from line of credit, net                            230,000      525,000
     Proceeds from sale of common stock                              --           --
     Proceeds from exercise of stock options                       40,215       15,065
                                                                ---------    ---------
                    Net cash provided by financing activities     234,164      529,083

                    Net decrease in cash                          (44,556)      (2,394)

CASH AT BEGINNING OF PERIOD                                        55,704       44,129
                                                                ---------    ---------

CASH AT END OF PERIOD                                           $  11,148    $  41,735
                                                                =========    =========

SUPPLEMENTAL DISCLOSURES
     Cash paid during the period for:                           $ 108,220    $  15,728
                                                                =========    =========
        Interest

        Income taxes                                            $  88,739    $ 321,845
                                                                =========    =========



   The accompanying notes are an integral part of these financial statements.



                                REHABILICARE INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995



Note A

The amounts set forth in the preceding financial statements are unaudited as of and for the periods ended December 31, 1995 and 1994, but in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the periods presented. Such results are not necessarily indicative of results for the full year.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:

SIX MONTHS ENDED DECEMBER 31                   1995       1994
----------------------------------------      ------     ------
   Net sales and rental revenue               100.0%     100.0%
   Cost of sales and rentals                   31.5       29.7
   Gross profit                                68.5       70.3
   Operating expenses -
     Selling, general and administrative       53.2       54.8
     Research and development                   5.1        4.5
        Total operating expenses               58.3       59.3
   Operating income                            10.2       11.0
   Other expense                               (2.4)       (.3)
   Provision for income taxes                   2.8        3.9
   Net income                                   5.0        6.8

Revenue for the second quarter of fiscal 1996 was $2,069,000, a 10% decrease from $2,289,000 in the second quarter of fiscal 1995. Revenue for the six months ended December 31, 1995 decreased 3% to $4,412,000 from $4,544,000 in the first six months of fiscal 1995. The decrease resulted from lower revenue from direct sales and rentals. Revenue from the Company's traditional dealer business, including international, grew 17% in the second quarter of fiscal 1996 to $505,000 from $432,000 for the second quarter of fiscal 1995. Revenue from that business grew 30% to $1,212,000 from $933,000 in the first six months of fiscal 1995. Net sales and rental revenue from direct business for the second quarter decreased 16% in fiscal 1996 to $1,564,000 from $1,857,000 for the second quarter of fiscal 1995. Revenue from direct business for the first six months decreased 11% in fiscal 1996 to $3,200,000 from $3,611,000 in fiscal 1995.
Direct business accounted for approximately 76% of revenue during the second quarter of fiscal 1996 and 81% of revenue in the second quarter of fiscal 1995. The Company sold or rented its products to approximately 2,500 new patients during the second quarter of fiscal 1996 compared to approximately 2,900 new patients during the same period last year. It had relationships with approximately 1,800 clinics at December 31, 1995 compared with 1,200 at December 31, 1994. Average selling prices and rental rates have declined during fiscal 1996 due to competitive pressure but most of the decease in direct revenue is attributable to reduced volume.

Gross profit for the second quarter of fiscal 1996 decreased 12% to $1,431,000 or 69% of revenue compared to $1,635,000 or 71% of revenue in the second quarter of fiscal 1995. For the six months ended December 31, 1995, gross profit decreased 5% to $3,024,000 or 69% of net sales from $3,196,000 or 70% of net sales in fiscal 1995. Overall, margins decreased primarily because lower margin wholesale sales represented a larger percentage of revenue in both quarters of fiscal 1996.

Selling, general and administrative expenses decreased 8% to $1,141,000 in the second quarter of fiscal 1996 from $1,242,000 in the second quarter of fiscal 1995. For the six months ended December 31, 1995, those expenses decreased 6% to $2,347,000 or 53% of net revenue from $2,492,000 or 55% of net revenue for the same period of fiscal 1995. The Company added 37 independent sales agents during fiscal 1996, bringing the total number of sales representatives to 69 at December 31, 1995. While the sales force has doubled in size, it has taken longer than expected to get those new people up and running productively. Expansion of the direct business has required increased levels of support and the Company expects those expenses to continue increasing at a rate slightly lower than the rate of increase in revenue.

Research and development expense was $111,000 in the second quarter of fiscal 1996 compared with $101,000 last year. Those expenses also increased as a percent of revenue for the first six months of fiscal year 1996 and fiscal year 1995. However, the Company anticipates they will remain relatively constant as a percent of revenue in the future.

Operating income was $180,000 in the second quarter of fiscal 1996 compared with $292,000 in the second quarter of fiscal 1995. Operating income was $450,000 for the first six months of fiscal year 1996 compared to $499,000 for the same period of fiscal year 1995. The decrease is the result of decreased revenue. Interest expense rose to $55,000 in the second quarter of fiscal 1996 from $11,000 in fiscal 1995. This is due to the debt incurred in fiscal 1995 to finance new facilities, furniture and equipment. Net income was $83,000 in the second quarter of fiscal 1996 compared with $180,000 in fiscal 1995. Net income was $222,000 or 5% of net sales for the first six months of fiscal year 1996 compared to $310,000 or 7% of net sales for the same period of fiscal 1995.

The Company has recorded a deferred income tax benefit relating to the excess of book over tax depreciation and bad debt expense. The Company believes that the asset is realizable through future operations based on its history of profitable results since changing its focus to direct sales and rentals.


FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company used cash of $231,000 in operating activities during the first six months of fiscal 1996 and $481,000 during the first six months of fiscal 1995. Operations have required significant amounts of cash since the Company established its direct sales division in October 1991 and began offering its products directly to patients.

Cash was used to fund increases in receivables of $417,000 in the first six months of fiscal 1996 and $799,000 for the same period in fiscal 1995. During the first six months of fiscal 1996, the Company increased its reserve for uncollectible accounts from $599,000 to $697,000. The reserve is based on factors including historical trends, relationship and experience with insurance companies or other third-party reimbursers and patient responsibility for charges. Based on such factors, the Company believes that its current reserve for uncollectible accounts is adequate. However, it will be necessary to continue maintaining a significant reserve to cover instances where the extent of insurance coverage cannot be verified prior to placing home units on patients.

The Company also used $387,000 in the first six months of fiscal 1996 to increase inventories of clinical units and consignment units for new territories. Additional cash will be required in fiscal 1996 to continue supplying inventories to the expanded sales force.

The cash needed to fund operations during fiscal 1996, over and above that generated by operating activities, is being provided by the Company's revolving bank line of credit. Net borrowings under the line were $230,000 for the first six months of fiscal 1996. That increase was due primarily to delays in collection of receivables from the Company's international distributors.

In December 1994, the Company entered into an agreement for a revolving bank line of credit which provides for borrowing up to $2,000,000, limited by eligible accounts receivable. The borrowing base limit was approximately $1,214,000 at December 31, 1995. Borrowings bear interest at the bank's prime rate. Interest is paid monthly. Borrowings under the line were $880,000 at December 31, 1995 and $650,000 at June 30, 1995. The Company anticipates that cash requirements during fiscal 1996 will be less than its available credit facility.


                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Rehabilicare was held at 10:00 a.m. on Tuesday, November 16, 1995. Shareholders holding 4,354,164 shares, or approximately 94.05% of outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

   a.    Election of Directors

           The following nominees were elected to serve as members of the Board of Directors until the annual meeting of shareholders in 1996 or until such time as a successor may be elected:

                                            TABULATION OF VOTES
                                             FOR          AGAINST
                                             ---          -------
                         Robert Anderson   4,346,048       8,116
                         Donn Berkeland    4,346,048       8,116
                         Anthony Gette     4,346,043       8,121
                         William Hibbs     4,344,243       9,921
                         David Kaysen      4,345,943       8,221
                         Robert Wingrove   4,345,943       8,221


   b. Ratification of Independent Accountants

         Shareholders ratified appointment of Arthur Andersen & Co. as independent auditors for 1996 by a vote of 4,349,159 in favor, 1,305 opposed, and 3,700 abstained.

         No other matters were brought to a vote during the meeting.


ITEM 5. OTHER MATTERS

Mr. Alan E. Fleischauer, Vice President of Sales and Marketing, left the employment of the Company effective December 28, 1995.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No exhibits are required to be filed with this Form 10-QSB. The Company did not file any reports on Form 8-K during the quarter ended December 31, 1995.


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


                                    REHABILICARE INC.




                                    /s/  David B. Kaysen
                                    David B. Kaysen
                                    President and Chief Executive Officer



                                    /s/  W. Glen Winchell
                                    W. Glen Winchell
                                    Vice President of Finance
Date:   February 2, 1996            (Principal Financial and Accounting Officer)