Form 10QSB
period 1996-03-31
REHABILICARE INC
filed 1996-05-14
CIK 64578

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes _X_  No ___

The number of shares outstanding for each of the Issuer's classes of common stock as of March 31, 1996, was:

COMMON STOCK, $.10 PAR VALUE                                   4,652,123  SHARES

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):
Yes ___   No  _X_



                          PART I. FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

                                REHABILICARE INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                 March 31,        June 30,
ASSETS                                                              1996            1995
                                                                ------------    ------------
CURRENT ASSETS
     Cash                                                       $     20,576    $     55,704
     Receivables, less reserve
          for uncollectible accounts of $751,610 and $599,311      5,523,144       5,205,285
     Inventories:
          Raw materials                                              565,833         408,154
          Finished goods                                           1,950,615       1,528,101
     Deferred income tax benefit                                     263,000         263,000
     Prepaid income taxes                                             65,180         111,129
     Prepaid expenses                                                284,499         172,682
                                                                ------------    ------------

               Total current assets                                8,672,847       7,744,055

PROPERTY AND EQUIPMENT                                             4,831,903       4,719,943
     Less accumulated depreciation                                (2,527,832)     (2,215,657)
                                                                ------------    ------------

               Total property and equipment                        2,304,071       2,504,286
                                                                ------------    ------------
                                                                $ 10,976,918    $ 10,248,341
                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Note payable                                               $  1,095,000    $    650,000
     Current maturities of long-term obligations                      86,752          88,489
     Accounts payable                                                493,181         486,134
     Accrued liabilities:
          Payroll                                                    100,281         110,806
          Commissions                                                165,086         160,825
          Warranty                                                    61,900          61,900
          Other                                                       33,018          37,018
                                                                ------------    ------------
               Total current liabilities                           2,035,218       1,595,172

LONG-TERM OBLIGATIONS                                              1,847,448       1,904,211
                                                                ------------    ------------

               Total liabilities                                   3,882,666       3,499,383

STOCKHOLDERS' EQUITY
     Common stock                                                    465,213         460,900
     Additional paid-in capital                                    5,184,200       5,116,962
     Retained earnings                                             1,444,839       1,171,096
                                                                ------------    ------------

               Total stockholders' equity                          7,094,252       6,748,958
                                                                ------------    ------------
                                                                $ 10,976,918    $ 10,248,341
                                                                ============    ============


      The accompanying notes are an integral part of these balance sheets.




                                REHABILICARE INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                             Three Months Ended            Nine Months Ended
                                             ------------------            -----------------
                                                 March 31,                     March 31,
                                                 ---------                     ---------
                                            1996            1995           1996           1995
                                         -----------    -----------    -----------    -----------
Net sales and rental revenue             $ 2,033,608    $ 2,360,653    $ 6,445,596    $ 6,905,009
                                         -----------    -----------    -----------    -----------
Cost of sales and rentals                    552,128        729,763      1,940,345      2,077,980
                                         -----------    -----------    -----------    -----------
      Gross profit
                                           1,481,480      1,630,890      4,505,251      4,827,029
Operating expenses:
   Selling, general and administrative     1,215,094      1,269,360      3,562,384      3,761,603
   Research and development                  143,335        122,506        370,150        327,786
                                                --             --             --             --
      Total operating expenses             1,358,429      1,391,866      3,932,534      4,089,389
                                         -----------    -----------    -----------    -----------
      Operating income                       123,051        239,024        572,717        737,640

Other income (expense):
   Interest expense                          (61,152)       (16,829)      (169,372)       (32,557)
   Other                                       4,554            888          7,398          3,160
                                         -----------    -----------    -----------    -----------
Income before income taxes                    66,453        223,083        410,743        708,243

Provision for income taxes                    15,000         80,300        137,000        255,000
                                         -----------    -----------    -----------    -----------
      Net income                         $    51,453    $   142,783    $   273,743    $   453,243
                                         ===========    ===========    ===========    ===========
Net income per common share and
common share equivalents                 $      0.01    $      0.03    $      0.06    $      0.10
                                         ===========    ===========    ===========    ===========
Weighted average number of                 4,890,500      4,672,611      4,863,756      4,678,344
common and common share equivalents      ===========    ===========    ===========    ===========
outstanding



   The accompanying notes are an integral part of these financial statements.



                                REHABILICARE INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                Nine Months Ended March 31,
                                                                ---------------------------
                                                                    1996           1995
                                                                -----------    -----------
OPERATING ACTIVITIES
     Net income                                                 $   273,743    $   453,243
        Adjustments to reconcile net income to net cash used
        in operating activities:
            Depreciation                                            312,175        402,218
            Deferred income taxes and refunds receivable             45,949        (42,183)
            Change in current assets and liabilities:
                Receivables                                        (317,859)    (1,230,605)
                Inventories                                        (615,841)       158,745
                Prepaid expenses                                   (111,817)      (119,194)
                Accounts payable                                      7,047         34,762
                Accrued liabilities                                 (10,263)      (246,401)
                                                                -----------    -----------
                    Net cash used in operating activities          (416,866)      (589,415)

INVESTING ACTIVITIES
     Purchase of property and equipment                             (76,312)      (129,901)

FINANCING ACTIVITIES
     Principal payments on long-term obligations                    (58,501)       (16,731)
     Proceeds from line of credit, net                              445,000        575,000
     Proceeds from sale of common stock                                --             --
     Proceeds from exercise of stock options                         71,551        117,152
                                                                -----------    -----------
                    Net cash provided by financing activities       458,050        675,421
                    Net decrease in cash                            (35,128)       (43,895)

CASH AT BEGINNING OF PERIOD                                          55,704         44,129

CASH AT END OF PERIOD                                           $    20,576    $       234
                                                                ===========    ===========
SUPPLEMENTAL DISCLOSURES
     Cash paid during the period for:
        Interest                                                $   169,372    $    32,557
                                                                ===========    ===========
        Income taxes                                            $    92,391    $   441,680
                                                                ===========    ===========



   The accompanying notes are an integral part of these financial statements.




                                REHABILICARE INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996


Note A

The amounts set forth in the preceding financial statements are unaudited as of and for the periods ended March 31, 1996 and 1995, but in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the periods presented. Such results are not necessarily indicative of results for the full year.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:

                                                     Nine Months Ended March 31
                                                    ---------------------------
                                                       1996            1995
                                                    -----------     -----------

         Net sales and rental revenue                 100.0%          100.0%
         Cost of sales and rentals                     30.1            30.1
         Gross profit                                  69.9            69.9
         Operating expenses
           Selling, general and administrative         55.3            54.5
           Research and development                     5.7             4.8
              Total operating expenses                 61.0            59.3
         Operating income                               8.9            10.6
         Other expense                                  2.5              .4
         Provision for income taxes                     2.1             3.7
         Net income                                     4.3             6.5

Revenue for the third quarter of fiscal 1996 was $2,034,000, a 14% decrease from $2,361,000 in the third quarter of fiscal 1995. Revenue for the nine months ended March 31, 1996 decreased 7% to $6,446,000 from $6,905,000 in the first nine months of fiscal 1995. The decrease for the quarter resulted from lower revenue from direct sales and rentals and from lower revenue from traditional dealer and international business.

Net sales and rental revenue from direct business for the third quarter decreased 8% in fiscal 1996 to $1,672,000 from $1,826,000 for the third quarter of fiscal 1995. Revenue from direct business for the first nine months decreased 10% in fiscal 1996 to $4,872,000 from $5,437,000 in fiscal 1995. Direct business accounted for approximately 82% of revenue for the third quarter and 76% for the year-to-date compared to 77% and 79%, respectively, in fiscal 1995. The decreased revenues were attributable primarily to reduced volume. The Company has experienced significant turnover of its more experienced independent sales agents during fiscal 1996, and, and in addition to replacing those agents, has nearly doubled the size of its independent sales force. Recruiting and training has taken considerable time during fiscal 1996 and it is taking longer than expected to generate significant revenues from many of the newer agents.

Revenue during the third quarter from the traditional dealer business was down 32% to $362,000 from $534,000. For the year-to-date, revenue from that business was up 7% to $1,574,000 from $1,468,000. The increase for the nine months ended March 31, 1996 was attributable to international sales, primarily to dealers in the United Kingdom and Germany. Both of those dealers deferred significant orders during the third quarter as they sought to recapitalize their businesses to accommodate future growth plans.

Gross profit for the third quarter of fiscal 1996 decreased 9% to $1,481,000 or 73% of revenue compared to $1,631,000 or 69% of revenue in the third quarter of fiscal 1995. For the nine months ended March 31, 1996, gross profit decreased 7% to $4,505,000 or 70% of net sales from $4,827,000 or 70% of net sales in fiscal 1995. The increased gross profit percentage for the third quarter was attributable to product mix. Overall, margins have not significantly changed during the past two fiscal years.

Selling, general and administrative expenses decreased 4% to $1,215,000 in the third quarter of fiscal 1996 from $1,269,000 in the third quarter of fiscal 1995. For the nine months ended March 31, 1996, those expenses decreased 5% to $3,562,000 or 55% of net revenue from $3,762,000 or 55% of net revenue for the same period of fiscal 1995. The Company added 38 independent sales agents during fiscal 1996, mostly during the first half of the year, bringing the total number of sales representatives to 70 at March 31, 1996. The Company continues to invest considerable time and resources in training and developing those people. Significant resources have also been devoted to introduction of the new CTDx(TM) Electrostimulation System. Those increased expenses have been largely offset by reductions in various expenses in response to reduced revenue levels.

Research and development expense was $143,000 in the third quarter of fiscal 1996 compared with $123,000 last year. Those expenses increased from 5% of revenue for the first nine months of fiscal year 1995 to 6% of revenue for the same period in fiscal 1996. The increase is attributable to final development of the CTDx Electrostimulation System.

Operating income was $123,000 in the third quarter of fiscal 1996 compared with $239,000 in the third quarter of fiscal 1995. Operating income was $573,000 for the first nine months of fiscal year 1996 compared to $738,000 for the same period of fiscal year 1995. The decrease is the result of decreased revenue. Interest expense rose to $61,000 in the third quarter of fiscal 1996 from $17,000 in fiscal 1995 as a result of debt incurred to finance new facilities, furniture, and equipment. Net income was $66,000 in the third quarter of fiscal 1996 compared with $223,000 in fiscal 1995. Net income was $274,0000 or 4% of net sales for the first nine months of fiscal year 1996 compared to $453,000 or 7% of net sales for the same period of fiscal 1995.



FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company used cash of $417,000 in operating activities during the first nine months of fiscal 1996 and $589,000 during the first nine months of fiscal 1995. Operations have required significant amounts of cash since the Company established its direct sales division in fiscal 1992 and began offering its products directly to patients.

Cash was used to fund increases in receivables of $318,000 in the first nine months of fiscal 1996 and $1,231,000 for the same period in fiscal 1995. During the first nine months of fiscal 1996, the Company increased its reserve for uncollectible accounts from $599,000 to $752,000. Certain billings, including those related to Medicare patients and patients involved in automobile accidents or other litigation continue to take extended periods of time to collect. The Company will continue maintaining a significant reserve to cover the risk of such accounts eventually becoming uncollectible.

The Company also used $616,000 in the first nine months of fiscal 1996 to increase inventories of clinical units and consignment units for new territories. The number of territories has now stabilized and the rate of investment in inventories will be slower during the remainder of the year.

The cash needed to fund operations during fiscal 1996, over and above that generated by operating activities, is being provided by the Company's revolving bank line of credit. Net borrowings under the line increased $445,000 for the first nine months of fiscal 1996. That increase was due primarily to delays in collection of receivables from the Company's international distributors and the increase in inventories described above.

In December 1994, the Company entered into an agreement for a revolving bank line of credit which provides for borrowing up to $2,000,000, limited by eligible accounts receivable. The borrowing base limit was approximately $1,103,000 at March 31, 1996. Borrowings bear interest at the bank's prime rate. Interest is paid monthly. Borrowings under the line were $1,095,000 at March 31, 1996 and $650,000 at June 30, 1995.

The Company has entered into discussions with the bank to increase the borrowing base limit to include certain inventories as well as accounts receivable. The Company anticipates that future cash flow from operations together with available borrowings will be adequate to meet cash requirements including expenses associated with introduction of the CTDx Electrostimulation System.



                           PART II. OTHER INFORMATION



ITEM 5.  OTHER MATTERS

Mr. Robert K. Anderson resigned from the Board of Directors effective March 1, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     Exhibit 27 -- Financial Data Schedule

(b)  Reports
     The Company did not file any reports on Form 8-K during the quarter ended marhc 31, 1996.


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


                                           REHABILICARE INC.




                                           /s/  David B. Kaysen
                                           David B. Kaysen
                                           President and Chief Executive Officer



                                           /s/  W. Glen Winchell
                                           W. Glen Winchell
                                           Vice President of Finance
Date:   May 13, 1996                       (Principal Financial and Accounting
                                           Officer)