Form 10KSB
period 1996-06-30
REHABILICARE INC
filed 1996-09-27
CIK 64578

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1996

                          Commission File Number 0-9407


                                REHABILICARE INC.

      MINNESOTA                                          41-0985318
State of Incorporation                          IRS Employer Identification No.


                             1811 Old Highway Eight
                       New Brighton, Minnesota 55112-3493
                                 (612) 631-0590


Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, $.10 PAR VALUE PER SHARE

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes __X__   No _____

Check if disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's revenues for the Fiscal Year Ended June 30, 1996 totaled
$8,703,418.

The aggregate market value of voting stock held by non-affiliates of registrant as of September 16, 1996 was approximately $12,751,012 (based upon the last sale price of such stock on such date as reported by the NASDAQ National Market System). The number of shares of the Company's $.10 par value common stock outstanding as of September 16, 1996 was 4,673,788.

DOCUMENTS INCORPORATED BY REFERENCE. The response to Items 9, 10, 11, and 12 of this Form 10-KSB are incorporated herein by reference to certain information contained in the Company's Definitive Proxy Statement for its Annual Meeting of Shareholders to be held November 19, 1996.

Transitional Small Business Disclosure Format (Check One):

Yes ____   No __X__




ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         Rehabilicare Inc. (the Company) was incorporated as Medical Devices, Inc. pursuant to the laws of the State of Minnesota in 1972. Its name was changed to Rehabilicare Inc. in November 1994. The Company is a leading designer, manufacturer and provider of electromedical pain management and rehabilitation products and services used for clinical, home health care and occupational medicine applications.

BACKGROUND

         Electrotherapy devices such as those marketed by the Company have broad application in both the rehabilitation of injured and atrophied muscles and in the relief of chronic and acute pain. Transcutaneous electrical nerve stimulation (TENS) devices have been prescribed by physicians and used by physical therapists, athletic trainers and other treating clinicians in pain management for over twenty-five years. These devices have traditionally been designed to be worn at home by patients with chronic pain problems. The distribution of TENS products was, for many years, dominated by small, regional home health care dealers who purchase products from manufacturers and resell those products to treating clinicians or patients on prescription by physicians. When portable neuromuscular stimulators (NMS) were introduced in the early 1980s, the same distribution techniques were employed.

         During the late 1980s, amounts reimbursed for TENS rentals or purchases was reduced by a number of insurance carriers and margins for manufacturers began to erode. As a result, most TENS manufacturers began to market their products directly to patients through various health care providers and to bill the patients' insurance carriers directly. In such direct sales, the manufacturer typically makes consignment inventory available at the clinic. When a treating clinician determines that a specific device is beneficial to a patient, he or she obtains a physician's prescription. The product is then taken home by the patient for in-home therapy. The Company believes that patient acceptance and profit margins are improved significantly through direct sales.

         In addition to the change in distribution techniques utilized by the electrotherapy device industry, the type of devices available for home use has expanded in recent years. Physical therapists have long employed a number of electromedical treatment modalities using large clinical units, including interferential stimulation, pulsed galvanic and microcurrent. Traditionally, patients were required to visit the clinic to use these machines because they were expensive and not portable. With the introduction of the Company's compact portable products, these clinical therapies became available for home application. The Company believes that the acceptance and use of electrotherapy devices in home therapy, particularly in rehabilitation, will continue to increase as these devices are enhanced to provide additional modalities and application systems to address a broader range of conditions and injuries.

BUSINESS STRATEGY

         The Company has implemented several strategies designed to encourage the growth of its business and enhance profitability:

         * A division of the Company was established in 1991 to rent or sell its rehabilitation and pain management devices directly to patients through physicians, physical therapists and other health care providers. These direct sales substantially increased the Company's margins and now represent a majority of the Company's revenue.

         * The Company has expanded its product offerings beyond the traditional TENS and muscle stimulation products offered by other electrotherapy companies to include the additional treatment modalities of interferential stimulation, pulsed galvanic and microcurrent. The Company plans to continue to evaluate and develop compact, portable versions of other electrotherapy modalities that can extend the ability of health care providers to offer home health care.

         * The Company is developing diagnosis based products designed to enhance the application of its electrotherapy products for specific injuries and conditions. The Company currently sells a TENS unit for use in controlling pain in child birth through a distributor in the United Kingdom under the BabiTENS name.

         * The Company began manufacturing many of its own electrodes and its own microcurrent device during fiscal 1994 in order to improve operating margins and provide additional quality control.

         * During the last half of fiscal 1996, the Company began marketing an electrotherapy product designed for early intervention and rehabilitation of cumulative trauma injuries to the wrist. The Company received a patent on its CTDx(TM) Electrostimulation System which includes a SmartBrace(TM) wrist splint, SmartBrace electrodes and the CTDx electrical stimulation device. This system can be used at the work site or clinics which focus on occupational and industrial medicine.


PRODUCTS

         The Company offers a number of electrotherapy devices for rehabilitation as well as several products for chronic and acute pain management. These products consist of small, portable, battery-powered electrical pulse generators which are connected by wires to electrodes placed on the skin. Rehabilitation products accounted for approximately 47 percent of total revenue in fiscal 1996 and 51 percent in fiscal 1995. Pain management products accounted for approximately 24 percent, in both years. The balance of the Company's revenue resulted from the sales of accessories used with treatment modalities.

REHABILITATION PRODUCTS

         The Company offers a variety of electrotherapy products for the rehabilitation market, including neuromuscular stimulators, pulsed galvanic devices and interferential stimulators. These products are offered separately as portable, wearable devices or as modalities insertable in the Company's clinical Plexus System. The Plexus System is designed to provide clinicians with a convenient and portable unit with which they can offer a variety of treatment options in the office, on the athletic playing field or at other locations. Plexus Systems consist of a base station and a number of interchangeable treatment modalities. It allows the clinician to test the efficacy of the Company's home treatment modalities in rehabilitating patient injuries before recommending the rental or purchase of the modality. The Plexus I (holding one modality) and the Plexus III (holding three modalities) base stations can be plugged into a wall outlet or run on a self-contained battery pack. The Company believes that Plexus is the only system that offers clinicians such an extensive selection of portable electrotherapy modalities previously available only as large tabletop systems.

         NEUROMUSCULAR STIMULATION DEVICES. NMS devices are designed to activate muscles for rehabilitation purposes. Neuromuscular stimulation has proven effective in producing controlled involuntary muscle contractions which assist in maintaining the strength and mobility of a limb and preventing deterioration of muscle tissue in patients who are unable to perform voluntary muscle contraction. Physicians have also prescribed neuromuscular stimulation in a variety of circumstances to improve muscle tone, increase joint mobility, and accelerate recovery from traumatic injury. Common uses of NMS therapy include muscle reeducation associated with common knee injuries; relaxation of muscle spasms in the neck, shoulder and pelvic girdle; reduction of swelling (edema); reduction of spasticity; and increase in range of motion when limitation in joint rotation is due to soft tissue shortening.

         PULSED GALVANIC DEVICES. The Company's pulsed galvanic device, the GV II, provides paired electrical pulses instead of the single electrical pulses provided by conventional NMS devices. Each pulse is much stronger and can achieve higher voltages than NMS devices. Pulsed galvanic is a treatment modality used by many physical therapists to reduce edema and pain associated with sciatica, post-operative arthroscopic surgery, spinal fusion and degenerative neck discs.

         INTERFERENTIAL STIMULATION DEVICES. Interferential is another form of electrical stimulation commonly used in physical therapy. The Company's IF II interferential stimulator consists of two channels of fixed and variable frequencies, and delivers a continuous, high energy output that provides deep tissue penetration and creates a soothing, mild heating action to the affected area. IF II is used for the treatment of pain and edema; to increase blood flow and reduce muscle spasm associated with lower back problems, knee repairs, shoulder pain and tennis elbow; and for podiatric applications.

PAIN MANAGEMENT PRODUCTS

         Electrotherapy products for pain management, primarily TENS devices, are also offered as portable wearable devices or as Plexus modalities. The Company is continually enhancing such devices to incorporate new technology and to enhance their usability.

         TRANSCUTANEOUS ELECTRICAL NERVE STIMULATION DEVICES. TENS devices have been used as a non-narcotic alternative or supplement to drug therapy for the relief of chronic and acute pain for over twenty-five years. Although TENS is not effective for every patient or every condition, medical professionals have generally accepted TENS as an effective treatment for chronic or acute pain resulting from a variety of medical conditions. These devices are most frequently used to treat persistent conditions such as low back pain, joint stiffness and muscle spasm. Physicians have also prescribed TENS for pain resulting from a variety of other conditions including abdominal surgery, post-operative pain, tendonitis, phantom limb pain and child birth. TENS devices generally reduce pain during treatment and for a period of time following usage but do not cure the cause of the pain.

         Two theories have been advanced to explain the manner in which TENS alleviates pain. The "gate control theory" postulates that the electrical impulses from TENS devices block or interfere with the neurological transmission of pain signals from the site of the injury to the brain. A second theory suggests that the electrical impulses prompt the release of enkephalins or endorphins, the body's natural pain suppressing agents. Neither theory has conclusive support in scientific literature. Under either theory, TENS relieves pain without the costs and risks associated with surgery or the undesirable side effects and physiological problems of prolonged drug use, including addiction, stupor, depression, disorientation, nausea and ulcers.

         The Company's current TENS line consists of five different products. The Company believes its Matrix(TM) is one of the most technologically advanced TENS devices currently available. Incorporating five core treatments and eight programmed modes, the Matrix I provides a comprehensive range of TENS options for chronic, acute and post-surgical pain management. The UltraPac SX(TM) is a full-featured TENS stimulator that offers a high degree of programming flexibility. In addition to continuous stimulation and cycle burst, the UltraPac SX incorporates three options through which pulse rate, pulse width or both are fully modulated. The SMP(TM) offers a unique mode that alternates between high rates of stimulation for pain control and low frequency stimulation to match the slow firing rates of sympathetic nerve fibers, a conventional continuous stimulation mode and a burst mode. All of these devices use integrated circuits and incorporate surface mount technology to minimize size and weight.

         In addition to its reusable TENS devices, the Company has developed and markets FasTENS, a disposable acute pain management device for treatment of post-operative pain. There are more than 500,000 orthopedic surgical procedures done each year, virtually all of which require the use of narcotic pain medication. FasTENS is a safe and effective adjunct therapy for post-operative orthopedic pain control. The Company believes that the use of FasTENS can decrease the amount of narcotic pain medication needed, providing significant benefits to the patient and cost savings to all parties concerned. Powered by a lithium battery activated by a pull tab, FasTENS provides five to seven days of treatment in continuous use. Upon completion of the therapy, FasTENS can be discarded or returned to the Company for recycling.

         The Company has an OEM contract with a distributor in the United Kingdom for the use of a modified TENS unit (BabiTENS) manufactured by the Company for pain control during labor and child birth. That device is now being distributed through a large pharmacy chain as a widely accepted alternative to narcotic pain management.

MICROCURRENT DEVICES

         Microcurrent is a low level form of electrical stimulation that is very well respected by certain clinicians. Because microcurrent provides stimulation below sensory nerve levels, there is no noticeable sensation during its use. Many patients have claimed significant relief from pain and edema associated with soft tissue injury using microcurrent where other treatment modalities have failed. The Company began producing its own home microcurrent device (HMC) in late 1994.

ACCESSORIES

         Users of medical rehabilitation and pain management devices require various accessories. The Company sells self-adhesive and reusable electrode pads, disposable electrodes, electrode leadwires, disposable batteries, rechargeable batteries, and a power pack which was introduced in fiscal 1992 to eliminate the need for batteries in a number of the Company's devices. The Company started manufacturing its own line of electrodes late in fiscal 1994 and purchases other electrodes and accessories from outside suppliers. Accessories, including those provided at clinics with initial product rentals, accounted for approximately 29 percent of revenue in fiscal 1996 and 26 percent in fiscal 1995.

SALES AND MARKETING

         The Company sells its products in a variety of markets and to a broad range of customers. Key decision makers in recommending use of the Company's products to patients include physical therapists, athletic trainers, occupational therapists, podiatrists, chiropractors, neurologists, dentists and orthopedic surgeons. The Company has historically approached these decision makers through a network of home health care and specialty equipment dealers. During the past five years, it has emphasized direct rentals and sales to patients through health care providers.

DIRECT SALES

         The Company offers referring clinicians a wide range of equipment for their clinical and home electrotherapy needs. The cornerstone of this direct marketing approach is the Plexus base station. The clinician uses the Plexus base station and a variety of treatment modalities to determine which modality provides the most effective therapy to the patient. The clinician then arranges for the patient's physician to provide a prescription for use of the modality at home. The home modality is identical to the clinical version, thus allowing a continuity of care from clinic to home. The Company believes this approach to clinical training before home use has many benefits for both the treating clinician and patient:

         * Valuable clinician time is not devoted to repeat therapies over an extended time period, providing the clinician with additional time for new patients.

         * Patient compliance, or proper use of the modality, is enhanced because the patient is trained in the use of the product at the clinic and is allowed to experience the sensation resulting from proper use.

         * The patient's satisfaction is enhanced through contact with the Company's patient care and clinical staff, ensuring continued proper use of the product, adequacy of patient supplies and product maintenance.

         The Company uses a network of independent sales representatives to contact and support clinics that provide its product to patients.

         When a treating clinician chooses a modality for home use by a patient and a prescription is written, the clinician notifies the Company that the patient has received the equipment and provides information necessary for Rehabilicare to bill the patient's insurance carrier directly. The billing process begins with the new patient sales department making phone contact with the patient to ensure that the product is working properly and that all of the patient's questions are answered. The new patient sales department also verifies coverage with the patient's insurance carrier and requests any other information needed prior to generating an invoice to the carrier.

         To supplement the assistance offered by the new patient sales department, the Company employs clinicians who communicate with patients by phone from a purely clinical perspective, responds to calls from patients to ensure products are working and used properly. This department then reports to the prescribing clinician, allowing the clinician to contact the patient to alter therapy, as appropriate.

WHOLESALE AND INTERNATIONAL

         The Company has worked to redirect its traditional wholesale operations, including a change in its domestic distributor arrangements, to a nonexclusive form. The Company sells its product to approximately 200 domestic distributors in the home health care or durable medical equipment market who sell or rent products on a nonexclusive basis to users referred by a physician, clinician or other health care provider.

         During fiscal 1996, the Company continued its efforts to expand international sales through the use of foreign distributors. Beginning in fiscal 1995, the Company's distributor in the United Kingdom established a relationship with a large pharmacy chain which utilizes the services of midwives and specifically trained advisors to acquaint women with the advantages of electrotherapy during labor and delivery. The result has been a significant increase in sales of BabiTENS and related accesories. Sales of those products grew by more than 80% in fiscal year 1996.

         The Company is attempting to expand international sales in Western Europe. In fiscal 1995, it entered into an exclusive agreement with a West German company to distribute its products in Western Europe. That distributor began a reorganization in fiscal 1996. As a result, Rehabilicare discontinued the agreement and is evaluating other potential distributors to represent its products in Western Europe. Certain products were subjected to the rigorous tests required to market in Germany and, as a result, the Company is now allowed to place the CE marking on such products.

NEW PRODUCT DEVELOPMENT

         The Company's research and development efforts have been directed primarily at developing new lines of electrotherapy products for rehabilitation applications. Efforts are being focused on developing enhancements of existing products for use with specific diagnosed medical problems. The Company's first development effort in diagnosis based products is a product line designed for cumulative trauma disorders, such as carpal tunnel syndrome. During fiscal 1996, it received a patent on its new CTDx Electrostimulation System. That system includes a SmartBrace wrist plint, SmartBrace electrodes and a CTDx electrical stimulation device. It provides a non-narcotic, non-invasive and conservative treatment for wrist pain. The system can be effectively used at the work site or in a clinic specializing in occupational and industrial medicine. Similar applications for other areas affected by repetitive stress are currently being studied.

THIRD PARTY REIMBURSEMENT

         Efforts by governmental agencies, insurance companies and others to reduce health care spending have affected, and will continue to affect, the Company's operating results. The cost of a significant portion of medical care in the United States is funded by government, such as Medicare and Medicaid and by health maintenance organizations and private insurers. Governmentally imposed limits on reimbursement of hospitals and other health care providers have significantly impacted their spending budgets. Under certain government insurance programs, a health care provider is reimbursed a fixed sum for services rendered in treating a patient, regardless of the actual charge for such treatment. Private third-party reimbursement plans are also developing increasingly sophisticated methods of controlling health care costs through redesign of benefits and exploration of more cost effective methods of delivering health care. In general, these government and private cost containment measures have caused health care providers to be more selective in the purchase of medical products.

         Under most third-party reimbursement plans, the coverage of an item or service and the amount of payment that will be made are separate decisions. Efforts to reduce or control health care spending are likely to limit both the coverage of certain medical devices, especially newly approved products and the amount of payment that will be allowed. Restrictions on coverage and payment of the Company's products by third-party payors could have an adverse impact on the Company. Management is attempting to establish relationships with such payors to assure coverage of its products and make the timing and extent of reimbursement more predictable.

REGULATION

         The medical devices manufactured and marketed by the Company are subject to regulation by the Food and Drug Administration (the FDA) and, in some instances, by foreign governments. Under the 1976 Amendments (the 1976 Amendments) to the Federal Food, Drug and Cosmetic Act (the Act), and regulations promulgated thereunder, manufacturers of medical devices must comply with certain controls that regulate the testing, manufacturing, packaging and marketing of medical devices. The Act and regulations thereunder create three classifications for medical devices, each of which is subject to different levels of regulatory control, with Class I being the least stringent and Class III being subject to the most control. Class III devices are generally subject to a clinical evaluation program conducted before a device receives premarket approval by the FDA for commercial distribution. Class II devices are subject in some cases to performance standards that are typically developed through the joint efforts of the FDA and manufacturers, but they do not require clinical evaluation and premarket approval by the FDA. Performance standards for most Class II devices, including the Company's products, have not been adopted, so only Class I general controls apply to Class II devices that are lawfully in commercial distribution. The Company believes that all of its currently marketed products are Class II products under this classification system and that they will not require clinical evaluation and premarket approval prior to commercial distribution.

         If a new device is substantially equivalent to a device that was in commercial distribution prior to the effective date of the 1976 Amendments and has been continuously marketed since that date, premarket approval requirements are satisfied through a 510(k) premarket notification submission, under which the applicant provides product information supporting its claim of substantial equivalence. This process may take a year or longer. Because TENS and NMS devices were marketed prior to 1976, all design enhancements since 1976 requiring regulatory approval have been marketed under this less burdensome form of FDA procedure.

         As a manufacturer of medical devices, the Company is also subject to certain other FDA regulations, and its manufacturing processes and facilities are subject to continuing review by the FDA to ensure compliance with Good Manufacturing Practices regulations. The Company believes that its manufacturing and quality control procedures substantially conform to the requirements of the FDA regulations. New regulations have been adopted and now are very similar to the international quality standards set forth in ISO 9000. The Company is nearing completion of a project to revise its policies, procedures and work instructions as appropriate to comply with the revised procedures and to achieve compliance with ISO 9001, EN46001 and the Medical Device Directives.

MANUFACTURING AND SOURCES OF SUPPLY

         Manufacturing operations consist primarily of installing electronic components and materials onto printed circuit boards and assembling them into the final product package. To decrease size and weight and maximize quality, many of the Company's products incorporate surface mount technology and the Company has purchased and utilizes machinery automating surface mount and through-hole circuit board manufacturing. Many components are available off the shelf from a number of different suppliers. Some, however, such as certain cases and circuit boards used in its products, are custom manufactured for the Company and are thus available from only one supplier. The Company believes that alternative suppliers could be arranged, if needed, without a material disruption of its operations. The Company manufactures its products on the basis of firm purchase orders and to replenish inventory levels. The Company ships most products within one or two days of order receipt. For this reason, the Company typically has no significant order backlog.

PROPRIETARY RIGHTS

         In July 1996, the Company received U.S. Patent approval of its new CTDx Electrostimulation System which includes the SmartBrace wrist splint, SmartBrace electrodes and CTDx electrical stimulation device. This is the Company's first patent on an electrotherapy product. The Company believes that the United States Patent and Trademark offices could conclude that many of its other products utilize presently existing technology and that the cost of processing a patent application for all products could not be justified by the limited protection it would provide. The Company hopes to continue to keep its products competitive by revising the technology that they utilize.

COMPETITION

         Numerous other companies currently manufacture and distribute electrotherapy rehabilitation and pain management devices. Some of these competitors have greater resources and name recognition than the Company and may be better able to respond to changing market and industry conditions. In addition, these companies may have greater experience in employing a direct sales method of distribution and may benefit from established relationships in this distribution channel. The Company believes that its principal competitors in the electrotherapy pain management market and in the NMS portion of the electrotherapy rehabilitation market are Empi, Inc. and Staodyn, Inc. The Company competes in these markets primarily on the basis of service and the variety and quality of its product offerings. The electrotherapy rehabilitation market for modalities other than NMS, such as interferential, pulsed galvanic and microcurrent, is more fragmented and more difficult to define. The Company believes that its ability to offer all of these modalities is in contrast to the focus of its principal competitors. The Company further believes that there are no dominant competitors for these other modalities and that the number of modalities it offers, together with the distinctive features of its products, allow it to compete favorably in this market.

EMPLOYEES

         As of September 16, 1996, the Company had 90 full time employees, including 25 in sales and marketing, 10 in research and development, 31 in manufacturing, and 24 in finance and administration. The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's corporate headquarters is located in New Brighton, Minnesota, a suburb of St. Paul. The Company owns a 30,000 square foot facility constructed during fiscal 1995. The facility includes 6,000 square feet of expansion space. All operations other than field sales activities are conducted in this building. In the opinion of management, the Company's properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company has, from time to time, been a party in actions involving current and former distributors and sales agents. Management does not believe that any such actions have had or will have a material impact on the Company's results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 1996.



                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The common stock of the Company is traded on The NASDAQ Stock Market under the symbol REHB. The following table sets forth the high and low closing sale prices of the Company's common stock for the periods indicated, as quoted by NASDAQ:

                                                      Closing Sale Price
                                                      -------------------
                                                      High            Low
                                                      ----            ---
Fiscal year ending June 30, 1996
         First Quarter                                4              2 1/2
         Second Quarter                               4              2 1/4
         Third Quarter                                5 1/4          3 1/2
         Fourth Quarter                               4 3/4          3 3/8


                                                      Closing Sale Price
                                                      -------------------
                                                      High            Low
                                                      ----            ---
Fiscal year ending June 30, 1995
         First Quarter                                2 3/4          2 3/8
         Second Quarter                               2 7/8          2 3/8
         Third Quarter                                2 3/4          1 3/4
         Fourth Quarter                               2 3/4          2 1/4


         The last sale price reported by NASDAQ on September 16, 1996 was $3.125. As of September 16, 1996 there were approximately 406 shareholders of record (not including beneficial holders).

         The Company has never declared or paid a cash dividend on its Common Stock. The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company has designed, manufactured and distributed electrotherapy products for clinical and home health care uses for over 24 years. Its product line focused primarily on pain management until the late 1980s when it was expanded to include a variety of rehabilitation products. Management believes that the rehabilitation market, including occupational medicine applications, is growing more rapidly than the pain management market, thus providing greater potential for revenue growth.

         Historically, the Company distributed its products primarily through sales to regional home health care dealers which resold them to health care providers or patients upon prescription by physician. In fiscal 1992, the Company began selling directly to patients. Clinical versions of the Company's electrotherapy modalities are placed with physicians, physical therapists and other health care providers who refer the Company's home modalities to patients after determining the most appropriate treatment. An inventory of home units is left on consignment with each clinic.

         The Company bills the patient or the patient's insurance carrier directly upon notification that a unit has been prescribed and provided to the patient. It also takes responsibility for patient follow-up, including the sale of additional supplies and any service required for its products. The Company believes that its shift to a direct sales approach has improved margins and its ability to penetrate existing markets. It has also resulted in significant increases in consignment inventory and receivables.

RESULTS OF OPERATIONS

         The following table sets forth information from the statement of operations as a percentage of revenue for the periods indicated:

                                                       Year Ended June 30
                                                       ------------------
                                                       1996          1995
                                                       ----          ----

         Net sales and rental revenue                 100.0%        100.0%
         Cost of sales and rentals                     26.8          30.1

         Gross profit                                  73.2          69.9

         Operating expenses -
             Selling, general and administrative       59.9          55.0
             Research and development                   5.7           4.6
                  Total operating expenses             65.6          59.6

         Operating income                               7.6          10.3

         Other expense                                  2.5            .9

         Provision for income taxes                     1.9           2.5

         Net income                                     3.2           6.9


COMPARISON OF YEAR ENDED JUNE 30, 1996 TO YEAR ENDED JUNE 30, 1995

         Revenue was $8,703,000 in fiscal 1996, a 6% decrease from $9,249,000 in fiscal 1995. Net sales and rental revenue from direct sales decreased 6% to $6,733,000 from $7,158,000 and accounted for approximately 77% of total revenue in both fiscal 1996 and fiscal 1995. The decrease was due primarily to a change in mix of business with fewer sales and more rentals. Revenue from the Company's traditional dealer and international business decreased 6% to $1,970,000 from $2,091,000 during fiscal 1995. The decrease resulted from a decline in the number of domestic distributors for the Company's products as the health care market continues to change and consolidate.

         Gross profit was $6,370,000 or 73% of revenue in fiscal 1996 compared with $6,466,000 or 70% of revenue in fiscal 1995. Margins on wholesale business were 50% in fiscal 1996 and 47% in fiscal 1995. The variance is due primarily to product mix as selling prices have not increased and production costs were essentially the same in both years. Margins on direct sales and rentals were 80% in fiscal 1996 and 77% in fiscal 1995. That improvement resulted largely from reduced depreciation expense as much of the clinical equipment approached the end of the estimated useful life originally adopted.

         Selling, general and administrative expenses increased 2% to $5,210,000 in fiscal 1996 from $5,089,000 in fiscal 1995. As a percent of revenue, those expenses increased from 55% to 60% of sales due primarily to additional provision for uncollectible retail receivables recorded during the fourth quarter. The Company also incurred additional expense to recruit and train an expanded sales force.

         Research and development expense was $495,000 or 6% of revenue in fiscal 1996 compared with $423,000 or 5% of revenue in fiscal 1995. The additional expense related to development of the new line of products to treat cumulative trauma disorders.

         Operating income was $665,000 in fiscal 1996 compared with $954,000 in fiscal 1995 as a result of the decrease in revenue and the increase in operating expenses. Net income was $282,000 in fiscal 1996 compared with $640,000 in fiscal 1995. The effective income tax rate of 26% for fiscal 1995 was reduced by the increase in valuation reserve for deferred tax assets and the utilization of certain tax credits. There were no significant adjustments included in the 37% effective rate for 1996.

         The Company has recorded a deferred income tax benefit relating to the excess of book over tax depreciation and bad debt expense. The Company believes that the asset is realizable through future operations, based on its history of profitable results since changing its focus to direct sales and rentals.

COMPARISON OF YEAR ENDED JUNE 30, 1995 TO YEAR ENDED JUNE 30, 1994

         Revenue was $9,249,000 in fiscal 1995, a 12% increase from $8,296,000 in fiscal 1994. Most of the increase resulted from the continued growth of direct sales and rentals. Net sales and rental revenue from direct sales increased 12% to $7,158,000 from $6,363,000 and accounted for approximately 77% of total revenue in both fiscal 1995 and fiscal 1994. That increase was primarily attributable to volume as selling prices and rental rates were essentially the same during both years. Revenue from the Company's traditional dealer business increased 8% to $2,091,000 from $1,933,000 during fiscal 1994, due primarily to an increase in international sales.

         Gross profit increased 10% to $6,466,000 or 70% of revenue in fiscal 1995 from $5,862,000 or 71% of revenue in fiscal 1994. Margins on wholesale business were 47% in both fiscal 1995 and fiscal 1994. Margins on direct business were 77% in fiscal 1995 and 78% in fiscal 1994. The variance is due to the mix of rentals and sales as prices and costs were essentially the same in both years.

         Selling, general and administrative expenses increased 8% to $5,089,000 in fiscal 1995 from $4,711,000 in fiscal 1994. As a percent of revenue, those expenses declined 2% from 57% to 55%. Expansion of the direct sales business has required increased levels of support and the Company expects these expenses to continue increasing at a rate slightly lower than the rate of increase in revenue.

         Research and development expense was $423,000 in fiscal 1995 compared with $377,000 in fiscal 1994. Those expenses were essentially unchanged as a percent of revenue.

         Operating income was $954,000 in fiscal 1995 compared with $773,000 in fiscal 1994. The increase was the result of increased revenue and the decrease in operating expenses as a percent of revenue. Net income was $640,000 or 7% of revenue in fiscal 1995 compared with $512,000 or 6% or revenue in fiscal 1994. The valuation reserve for deferred tax assets was reduced by $119,000 in fiscal 1995. That reduction was the primary reason for the decrease in effective income tax rate from 33% in fiscal 1994 to 26% in fiscal 1995.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Operations have required significant amounts of cash since the Company established its direct sales division in October 1991 and began offering its products directly to patients. Cash was used to fund increases in net receivables of $301,000 in 1996 and $1,326,000 in 1995. The increase in receivables results from the long collection cycle associated with reimbursements from insurance companies, workers' compensation carriers and other third party payors. The Company is attempting to shorten collection cycles by developing more contractual arrangements with payors and by establishing more electronic billing capabilities.

         During fiscal 1996, the Company increased its reserve for uncollectible accounts by over $800,000. The reserve, as a percent of trade receivables, increased from 12% to 26%. The reserve is determined after considering various factors including historical trends, relationship and experience with insurance companies or other third-party payors and patient responsibility for charges. The Company believes that its current reserve for uncollectible accounts is adequate. However, it will be necessary to continue maintaining a significant reserve to cover instances where the extent of insurance coverage cannot be verified prior to placing home units on patients.

         The Company also used $730,000 of cash during fiscal 1996 to increase inventories of clinical units and consignment units as it expanded its direct sales business. A stable number of sales representatives and efforts to utilize such inventories more efficiently resulted in a decrease of $130,000 in inventories during fiscal 1995. To help finance the increase in inventory during June 1996 the Company borrowed $600,000 pursuant to a new secured three-year note. The Company anticipates that less cash will be needed for inventory growth in fiscal 1997.

         The cash needed to fund operations during 1996 over and above that generated by operating activities was provided by the $600,000 term loan described above and the Company's revolving bank line of credit. In June 1996, the Company extended its revolving loan agreement through December 31, 1998. The line provides for borrowings up to $2,000,000, limited by eligible accounts receivable. The borrowing base limit was approximately $1,158,000 at June 30, 1996. Borrowings bear interest at the bank's prime rate, which was 8.25% at June 30, 1996. Borrowings under the lines were $555,000 at June 30, 1996 and $650,000 at June 30, 1995. The Company anticipates that cash requirements during fiscal 1997 will be less than its available credit facility.

         In the second half of fiscal 1995, the Company completed construction of a new 30,000 square foot building, which includes 6,000 square feet of expansion space. All of the Company's offices, manufacturing and warehouse operations are now located in that building. Financing for the land and building was provided by grants from the City of New Brighton and loans from the State of Minnesota, a commercial bank and the Small Business Administration. Aggregate cost of the land and building was approximately $2,020,000. The difference between that amount and total mortgage and other debt of approximately $1,600,000 represents the value of grants and other financial assistance provided by the City and the State. Most of the cash required to fund the Company's investment in new facilities was generated from financing activities. No significant capital expenditures were made in fiscal 1996 nor are planned for fiscal 1997.

SAFE HARBOR STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report contains "forward-looking statements" within the meaning of Federal securities laws. The forward looking statements are subject to risks and uncertainties, including, but not limited to the risks related to fluctuations in the Company's quarterly operating results; inventory and receivables requirements for direct billed medical equipment sales; volatility in the markets for electrotherapy; the effects of reimbursement and other governmental or private agency actions on the Company's sales; competition and other risks that may be detailed in the Company's filings with the Securities and Exchange Commission.

ITEM 7.  FINANCIAL STATEMENTS.

         The following financial statements and financial statement schedules are attached as a separate section immediately following the signature page of this Annual Report on Form 10-KSB:

         Report of Independent Public Accountants
         Balance Sheets as of June 30, 1996 and 1995
         Statements of Operations for the years ended June 30, 1996 and 1995 Statement of Changes to Stockholder's Equity for the years ended
           June 30, 1996 and 1995
         Statements of Cash Flows for the years ended June 30, 1996 and 1995 Notes to Financial Statements
         Supplemental Schedule for the years ended June 30, 1996 and 1995:
           Schedule VII - Valuation and Qualifying Accounts

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information contained under the headings "Election of Directors" and "Executive Officers" of the Company's definitive proxy statement for its annual meeting of shareholders to be held November 19, 1996 (hereafter the "Proxy Statement"), is hereby incorporated by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

         The information under the heading "Executive Compensation" of the Proxy Statement is hereby incorporated by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information under the heading "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is hereby incorporated by reference.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information contained under the heading "Certain Transactions" of the Proxy Statement is hereby incorporated by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  INDEX OF EXHIBITS

Number                   Description
- ------                   -----------

   3    Restated Articles of Incorporation (c)

   3.1  Articles of Amendment to Restated Articles of Incorporation (f)

   4.1  Bylaws of the Company (c)

   4.2  1988 Restated Stock Option Plan, as amended (b)

   4.3  1994 Employee Stock Purchase Plan (d)

   4.4  Form of Incentive Stock Option Agreement (b)

   4.5  Form of Nonqualified Stock Option Agreement (a)

   4.6 Investment Agreement dated October 22, 1987 between the Company and Mentor (a)

  10.1 Letter Agreement dated March 4, 1992 between the Company and David B. Kaysen (d)

  10.2 Construction Loan Agreement dated October 20, 1994 between the Company and Norwest Bank Minnesota, N.A., together with related Real Estate Note; Security Agreement; and Mortgage Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents (e)

  10.3 Contract for Private Redevelopment dated October 20, 1994 between the Company and the City of New Brighton, Minnesota (e)

  10.4 First Amendment dated January 10, 1995 to Contract for Private Redevelopment dated October 20, 1994 between the Company and the City of New Brighton, Minnesota (f)

  10.5 Agreement for the Loan of Economic Recovery Funds dated October 20, 1994 between the Company and the City of New Brighton, Minnesota, together with $199,900 Note and Mortgage (e)

  10.6 First Amendment dated December 19, 1994 to Agreement for the Loan of Economic Recovery Funds dated October 20, 1994 between the Company and the City of New Brighton, Minnesota, together with $199,900 Note and Mortgage (f)

  10.7 Subordination Agreement dated March 3, 1996 between the City of New Brighton and Twin Cities-Metro Development Company, as authorized representative of the U.S. Small Business Administration
        (SBA)(f)

  10.8 U.S. Small Business Administration Certified Development Company Program "504" Note dated March 3, 1995 for $786,000 payable by the Company to Twin Cities-Metro Development Company, together with related Loan Agreement, Mortgage and Assignment of Mortgage to SBA (f)

  10.9 Assessment Agreement dated April 26, 1994 between the Company and the City of New Brighton and Certification by County Assessor of the County of Ramsey, State of Minnesota (f)

 10.10 $65,000 Limited Revenue Tax Increment Note payable to the Company by the City of New Brighton (f)

 10.11 Credit Agreement dated December 1, 1994 between the Company and Norwest Bank Minnesota, N.A. (f)

*10.12  First Amendment dated June 27, 1996 to Credit Agreement dated
        December 1, 1994  between the Company and Norwest Bank Minnesota, N.A.

   *23  Consent of Independent Public Accountants

   *99 Safe Harbor Statement pursuant to the Private Securities Litigation Reform Act of 1995

   (a) Incorporated by reference to the Company's Form 10 filed with the Commission on June 27, 1988 (File Number 0-9407).

   (b) Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1988 (File Number 0-9407).

   (c) Incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 1992 (File Number 0-9407).

   (d) Incorporated by reference to the Company's Registration Statement on Form S-2 filed on June 24, 1993 (File Number 33-64884).

   (e) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1994 (File Number 0-9407).

   (f) Incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 1995 (File Number 0-9407).


             (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1996.

- ----------------------------------
*     Filed as part of this report



                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        REHABILICARE INC.


Dated:  September 26, 1996         By:  /S/ DAVID B. KAYSEN
                                        --------------------------------------
                                        David B. Kaysen
                                        President and Chief  Executive Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    NAME                              TITLE                                 DATE
                    ----                              -----                                 ----
                                            Chairman, Chief Technical
/S/ ROBERT C. WINGROVE                      Officer and Director                     September 26, 1996
- --------------------------------------
Robert C. Wingrove


/S/ DAVID B. KAYSEN                         President, Chief Executive Officer       September 26, 1996
- --------------------------------------
David B. Kaysen
                                            Vice President of Finance
                                            (Principal Financial and
/S/ W. GLEN WINCHELL                        Accounting Officer)                      September 26, 1996
- --------------------------------------
W. Glen Winchell


/S/ DONN O. BERKELAND                       Director                                 September 26, 1996
- --------------------------------------
Donn O. Berkeland


                                            Director                                 September 26, 1996
- --------------------------------------
Anthony R. Gette


/S/ WILLIAM R. HIBBS                        Director                                 September 26, 1996
- --------------------------------------
William R. Hibbs





                           REHABILICARE INC.

                           FINANCIAL STATEMENTS AS OF
                           JUNE 30, 1996 AND 1995 AND
                           SUPPLEMENTAL SCHEDULE
                           TOGETHER WITH REPORT OF
                           INDEPENDENT PUBLIC ACCOUNTANTS



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Rehabilicare Inc.:

We have audited the accompanying balance sheets of Rehabilicare Inc. (a Minnesota corporation) as of June 30, 1996 and 1995, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rehabilicare Inc. as of June 30, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                               ARTHUR ANDERSEN LLP



Minneapolis, Minnesota,
   August 9, 1996



                                REHABILICARE INC.

                          Balance Sheets as of June 30


                                  ASSETS                            1996              1995
                                                                    ----              ----
CURRENT ASSETS:
   Cash                                                        $     32,553      $     55,704
   Receivables, less reserve for uncollectible accounts of
      $1,410,000 and $599,000                                     5,506,121         5,205,285
   Inventories, net-
      Raw materials                                                 542,439           408,154
      Finished goods                                              2,056,868         1,528,101
   Deferred income tax benefit (Note 5)                             496,000           263,000
   Income tax refund receivable                                       1,100           111,129
   Prepaid expenses                                                 259,649           172,682
                                                               ------------      ------------
               Total current assets                               8,894,730         7,744,055
                                                               ------------      ------------


PROPERTY AND EQUIPMENT:
   Land                                                             150,000           150,000
   Building                                                       1,607,885         1,494,286
   Clinical and rental equipment                                  1,353,851         1,286,450
   Manufacturing equipment                                          783,894           746,968
   Office furniture, fixtures and equipment                         993,135           931,784
                                                               ------------      ------------
                                                                  4,888,765         4,609,488
   Less- Accumulated depreciation                                (2,470,155)       (2,215,657)
                                                               ------------      ------------
                                                                  2,418,610         2,393,831
   Construction in progress                                           8,470           110,455
                                                               ------------      ------------
               Total property and equipment                       2,427,080         2,504,286
                                                               ------------      ------------
                                                               $ 11,321,810      $ 10,248,341
                                                               ============      ============


                   LIABILITIES AND STOCKHOLDERS' EQUITY                1996             1995
                                                                       ----             ----
CURRENT LIABILITIES:
   Note payable (Note 3)                                           $   555,000     $   650,000
   Current maturities of long-term obligations (Note 4)                293,890          88,489
   Accounts payable                                                    529,523         486,134
   Accrued liabilities-
      Payroll                                                           87,954         110,806
      Commissions                                                      178,118         160,825
      Taxes                                                            145,120            --
      Other                                                             95,461          98,918
                                                                   -----------     -----------
               Total current liabilities                             1,885,066       1,595,172


LONG-TERM OBLIGATIONS (Note 4)                                       2,251,908       1,904,211
                                                                   -----------     -----------
               Total liabilities                                     4,136,974       3,499,383
                                                                   -----------     -----------
COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (Note 6):
   Preferred stock, no par value; authorized 5,000,000 shares;
      none issued and outstanding                                         --              --
   Common stock, $.10 par value; authorized 10,000,000
      shares; issued and outstanding 4,670,288 in 1996
      and 4,609,001 in 1995                                            467,029         460,900
   Additional paid-in capital                                        5,264,448       5,116,962
   Retained earnings                                                 1,453,359       1,171,096
                                                                   -----------     -----------
               Total stockholders' equity                            7,184,836       6,748,958
                                                                   -----------     -----------
                                                                   $11,321,810     $10,248,341
                                                                   ===========     ===========

      The accompanying notes are an integral part of these balance sheets.





                                REHABILICARE INC.

                            Statements of Operations

                           For the Years Ended June 30


                                                  1996             1995
                                                  ----             ----

NET SALES AND RENTAL REVENUE                  $ 8,703,418      $ 9,249,029

COST OF SALES AND RENTALS                       2,333,704        2,783,433
                                              -----------      -----------

               Gross profit                     6,369,714        6,465,596
                                              -----------      -----------

OPERATING EXPENSES:
   Selling, general and administrative          5,209,753        5,089,276
   Research and development                       495,398          422,789
                                              -----------      -----------

               Total operating expenses         5,705,151        5,512,065
                                              -----------      -----------

               Operating income                   664,563          953,531

OTHER INCOME (EXPENSE):
   Interest expense                              (231,632)         (85,170)
   Interest income                                     --            4,525
   Other                                           14,332           (4,774)
                                              -----------      -----------

               Income before income taxes         447,263          868,112

PROVISION FOR INCOME TAXES                        165,000          228,000
                                              -----------      -----------

               Net income                     $   282,263      $   640,112
                                              ===========      ===========

NET INCOME PER COMMON SHARE AND COMMON
    SHARE EQUIVALENTS                         $       .06      $       .14
                                              ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND
    COMMON SHARE EQUIVALENTS OUTSTANDING        4,868,633        4,685,733
                                              ===========      ===========

   The accompanying notes are an integral part of these financial statements.



                                REHABILICARE INC.

                  Statements of Changes in Stockholders' Equity

                           For the Years Ended June 30


                                            Common Stock           Additional
                                      ------------------------       Paid-In       Retained
                                       Shares         Amount         Capital       Earnings         Total
                                      ---------     ----------     ----------     ----------     ----------
BALANCE, June 30, 1994                4,526,673     $  452,667     $4,985,606     $  530,984     $5,969,257
   Exercise of stock options
                                         67,000          6,700        106,925             --        113,625
   Common stock issued through
      Employee Stock Purchase
      Plan                               15,328          1,533         24,431             --         25,964
   Net income                                --             --             --        640,112        640,112
                                     ----------     ----------     ----------     ----------     ----------

BALANCE, June 30, 1995                4,609,001        460,900      5,116,962      1,171,096      6,748,958
   Exercise of stock options and
      related tax benefits
                                         52,490          5,249        124,899             --        130,148
   Common stock issued through
      Employee Stock Purchase
      Plan                                8,797            880         22,587             --         23,467
   Net income                                --             --             --        282,263        282,263
                                     ----------     ----------     ----------     ----------     ----------

BALANCE, June 30, 1996                4,670,288     $  467,029     $5,264,448     $1,453,359     $7,184,836
                                     ==========     ==========     ==========     ==========     ==========

   The accompanying notes are an integral part of these financial statements.



                                REHABILICARE INC.

                            Statements of Cash Flows

                           For the Years Ended June 30


                                                                            1996            1995
                                                                            ----            ----
OPERATING ACTIVITIES:
   Net income                                                          $   282,263      $   640,112
   Adjustments to reconcile net income to net cash used in
      operating activities-
         Depreciation                                                      252,020          541,148
         Deferred income taxes                                            (233,000)           9,000
         Loss on disposition of property and equipment                       2,478           17,370
         Change in current assets and liabilities:
            Receivables                                                   (300,836)      (1,326,349)
            Income tax refund receivable                                   110,029         (111,129)
            Inventories                                                   (730,453)         130,173
            Prepaid expenses                                               (86,967)        (120,063)
            Accounts payable                                                43,389          242,986
            Accrued liabilities                                            136,104         (311,332)
                                                                       -----------      -----------

               Net cash used in operating activities                      (524,973)        (288,084)
                                                                       -----------      -----------

INVESTING ACTIVITIES:
   Purchase of property and equipment, net                                (109,891)      (1,860,748)
                                                                       -----------      -----------

FINANCING ACTIVITIES:
   Principal borrowings (repayments) on long-term obligations, net         553,098          (27,057)
   Proceeds from (payments on) line of credit, net                         (95,000)         450,000
   Proceeds from mortgage notes payable                                         --        1,597,875
   Proceeds from exercise of stock options                                 130,148          113,625
   Proceeds from purchases of stock by employees                            23,467           25,964
                                                                       -----------      -----------

               Net cash provided by financing activities                   611,713        2,160,407
                                                                       -----------      -----------

               Net increase (decrease) in cash                             (23,151)          11,575

CASH AT BEGINNING OF YEAR                                                   55,704           44,129
                                                                       -----------      -----------

CASH AT END OF YEAR                                                    $    32,553      $    55,704
                                                                       ===========      ===========

SUPPLEMENTAL DISCLOSURES:
   Cash paid during the year for-
      Interest                                                         $   231,632      $    71,910
                                                                       ===========      ===========

      Income taxes                                                     $   125,391      $   490,512
                                                                       ===========      ===========

   Capital lease obligations incurred for acquisition of equipment     $        --      $   383,938
                                                                       ===========      ===========

   The accompanying notes are an integral part of these financial statements.



                                REHABILICARE INC.

                          Notes to Financial Statements

                             June 30, 1996 and 1995


1.   ORGANIZATION:

Rehabilicare Inc., formerly Medical Devices, Inc. (the Company), is a designer, manufacturer and provider of electromedical pain management and rehabilitation products and services for clinical home health care and occupational medicine applications. The primary market for the Company's products is in the United States, although a small percentage of its business is conducted in Europe.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

REVENUE RECOGNITION

The Company generates revenue from sales of its products to medical equipment dealers and from rental or sales directly to patients and clinics or other health care providers. Revenue is recognized at the time of shipment to dealers or upon notification from a clinic or physician that equipment has been prescribed and provided to a patient. All revenue is recognized net of estimated sales allowances and returns.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

Revenue from rental and sale of products directly to patients, clinics and other health care providers accounted for approximately 77% of total revenue in both fiscal 1996 and 1995. Receivables arising from these rentals and sales are not collateralized. A significant portion of these receivables are from insurance companies or other third-party reimbursing agents. The nature of these receivables and this industry has typically resulted in long collection cycles. The Company establishes a reserve for uncollectible accounts based upon factors surrounding credit risk of specific insurance carriers, historical trends, patient responsibility and other information. No single customer accounted for more than 10% of the receivables at June 30, 1996.

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out basis) or market. Finished goods inventories include products held on consignment by clinics, therapists or other third parties for rental or sale to patients.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes. Estimated useful lives for financial reporting purposes are as follows:

             Building                                              39 years
             Office furniture, fixtures and equipment            3-10 years
             Shop equipment                                       3-5 years
             Clinical and rental equipment                          3 years

EARNINGS PER SHARE

Earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding, including the dilutive effects of stock options and warrants.

INCOME TAXES

Deferred income taxes represent the tax effects of timing differences in the recognition of revenue and expenses for financial reporting and income tax purposes. Federal tax credits are recorded as a reduction of income tax expense in the year the credits are utilized.

RECENTLY ISSUED ACCOUNTING STANDARDS

Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123), issued in October 1995 and effective for fiscal years beginning after December 15, 1995, encourages, but does not require a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), but requires pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company will adopt Statement No. 123 in fiscal 1997. While the Company is still evaluating Statement No. 123, it currently expects to elect to continue to measure compensation cost under APB No. 25 and comply with the pro forma disclosure requirements. If the Company makes this election, this statement will have no impact on the Company's results of operations or financial position because the Company's plans are fixed stock option plans. Options granted under such plans have no intrinsic value at the grant date under APB No. 25.

3.   NOTE PAYABLE:

The Company maintains a revolving line of credit with a bank which provides for borrowings up to $2,000,000, limited by eligible accounts receivable, as defined. The borrowing base limit and amounts outstanding at June 30, 1996 were $1,157,500 and $500,000, respectively. Borrowings under this line bear interest, payable monthly, at the bank's prime rate (8.25% at June 30, 1996). Amounts outstanding are collateralized by receivables, inventories, furniture, fixtures, machinery and equipment. The Company was in compliance with all financial covenants contained in the credit agreement as of June 30, 1996.

Selected data on the Company's borrowings under its revolving line of credit is shown below:
                                                       1996            1995
                                                       ----            ----

           Average balance outstanding              $  817,000        $496,000
           Maximum balance outstanding              $1,095,000        $775,000
           Weighted average interest rate                8.5%            9.1%

4.   LONG-TERM OBLIGATIONS:

Long-term obligations at June 30 consisted of the following:


                                                                                          1996             1995
                                                                                          ----             ----
Mortgage note payable, principal and interest due in monthly installments through May 2015, interest at 7.37%, collateralized by the Company's land
   and building                                                                      $   762,418      $   781,833
Mortgage note payable, principal and interest due in monthly installments through May 2005 and a balloon payment at that date, interest at 9.56%,
   collateralized by the Company's land and building                                     749,372          762,500
Note payable, principal and interest due in monthly installments through June
   1999 and a balloon payment at that date, interest at prime (8.25% at June 30,
   1996), collateralized by the Company's receivables, inventories, furniture, fixtures and equipment
                                                                                         600,000               --
Capital lease obligations                                                                384,634          398,992
Other                                                                                     49,374           49,375
                                                                                     -----------      -----------
                                                                                       2,545,798        1,992,700
Less- Current maturities                                                                (293,890)         (88,489)
                                                                                     -----------      -----------

                                                                                     $ 2,251,908      $ 1,904,211
                                                                                     ===========      ===========

Under terms of the various debt agreements, the Company must meet certain financial covenants, including maintaining certain levels of net worth and meeting or exceeding certain financial ratios. As of June 30, 1996, the Company was in compliance with all such covenants relating to significant debt agreements.

Future maturities due in each fiscal year with respect to long-term obligations, excluding obligations under capital leases, are as follows:

              1997                                             $  234,252
              1998                                                237,212
              1999                                                240,433
              2000                                                 43,939
              2001                                                 47,753
              Thereafter                                        1,357,575
                                                               ----------
                                                               $2,161,164
                                                               ==========

OBLIGATIONS UNDER CAPITAL LEASES

The Company has commitments under various capital leases which bear interest at rates ranging from 6.15% to 14.1% and are payable in monthly installments through May 2002. Aggregate principal payments due in each fiscal year with respect to these obligations are as follows:

              1997                                               $ 59,635
              1998                                                 58,846
              1999                                                 60,694
              2000                                                 66,088
              2001                                                 51,652
              Thereafter                                           87,719
                                                                 --------
                                                                 $384,634
                                                                 ========

5.   INCOME TAXES:

The following summarizes the components of income tax expense:

                                                     1996          1995
                                                     ----          ----

              Currently payable:
                 Federal                           $322,000      $176,000
                 State                               76,000        43,000
              Deferred                             (233,000)        9,000
                                                   --------      --------
                                                   $165,000      $228,000
                                                   ========      ========

A reconciliation of the Company's reported income taxes as compared to those using statutory federal rates follows:

                                                                     1996          1995
                                                                     ----          ----
              Statutory rate applied to pretax income              $152,000      $295,000
              State income taxes, net of federal tax benefit         19,000        39,000
              Change in valuation reserve                                 -      (119,000)
              Prior year alternative minimum tax and other
                 federal tax credits                                      -       (28,000)
              Other                                                  (6,000)       41,000
                                                                   --------      --------
                                                                   $165,000      $228,000
                                                                   ========      ========


A summary of deferred tax benefits as of June 30 is as follows:

                                                          1996          1995
                                                          ----          ----

              Deferred tax benefits arising from:
                 Bad debt reserve                       $384,000      $166,000
                 Accruals and other reserves             149,000       116,000
                 Depreciation                            (84,000)      (48,000)
                 Uniform capitalization                   47,000        29,000
                 Valuation reserve                             -             -
                                                        --------      --------
                                                        $496,000      $263,000
                                                        ========      ========

6.   STOCKHOLDERS' EQUITY:

SECONDARY OFFERING OF COMMON STOCK

In August 1993, the Company completed the sale of 1,150,000 shares of common stock at $1.875 per share. The Company also sold to the underwriter, for nominal consideration, a five-year warrant to purchase up to 75,000 shares of common stock at $2.25.

STOCK OPTIONS

The Company has 825,000 shares of its common stock reserved for issuance to key employees, consultants, or other persons providing valuable services to the Company under its 1988 Restated Stock Option Plan. Options are granted at prices not less than the fair market value on the date of grant and are exercisable in cumulative installments over a term of five years.

The following table summarizes information with respect to such plan:

                                                         Option Price on      Number of
                                                         Dates of Grants       Shares
                                                         ---------------      ---------
              Balance outstanding, June 30, 1994          $0.625-$4.250        414,000
                 Granted                                   1.875- 2.375        125,000
                 Exercised                                 0.750- 2.375        (67,000)
                 Canceled                                  0.875- 2.875        (41,000)
                                                           ------------        -------
              Balance outstanding June 30, 1995            0.625- 3.125        431,000
                 Granted                                   2.625- 4.750         97,500
                 Exercised                                 0.625- 3.125        (52,500)
                 Canceled                                  2.375- 3.000        (30,500)
                                                           ------------        -------
              Balance outstanding, June 30, 1996          $0.750-$4.750        445,500
                                                          =============        =======
              Exercisable, June 30, 1996                  $0.750-$4.750        301,000
                                                          =============        =======
              Available for grant, June 30, 1996                               100,340
                                                                               =======

STOCK PURCHASE PLAN

The Company has reserved 200,000 authorized shares of common stock for issuance under its Employee Stock Purchase Plan. All full-time employees are eligible to participate in the plan by having amounts deducted from their earnings.

7.   COMMITMENTS AND CONTINGENCIES:

LITIGATION

The Company is a party to certain claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a material impact on the financial position or results of operations of the Company.

401(K) PLAN

The Company has a 401(k) plan in which substantially all employees are eligible to participate. Participants may contribute up to 15% of eligible earnings to the plan. Company contributions are 100% for the first 2% of participants' contributions and 25% for the next 4% up to a maximum matching annual contribution of $750 per participant. In addition, the Company may make additional discretionary contributions to the plan as determined annually. The Company contributed $27,288 and $13,000 to the plan for the years ended June 30, 1996 and 1995, respectively.



                                REHABILICARE INC.

                 Schedule II--Valuation and Qualifying Accounts

                   For the Years Ended June 30, 1996 and 1995


                                                                        Additions
                                                        Balance at     Charged to
                                                       Beginning of     Costs and                    Balance at End
                                                           Year         Expenses       Deductions        of Year
                                                       ------------     ----------     ----------    --------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
      Year ended June 30, 1995                           $768,000       $285,000        $454,000      $  599,000
      Year ended June 30, 1996                            599,000        812,000           1,000       1,410,000

RESERVES FOR WARRANTY REPAIRS:
   Year ended June 30, 1995                                86,900              -          25,000          61,900
   Year ended June 30, 1996                                61,900              -          16,900          45,000

RESERVES FOR INVENTORY OBSOLESCENCE:
      Year ended June 30, 1995                            208,000         17,000          12,000         213,000
      Year ended June 30, 1996                            213,000         65,000               -         278,000