Form 10KSB/A
period 1996-06-30
REHABILICARE INC
filed 1996-10-10
CIK 64578

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB A1


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

Yes  ___  No  _X_


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

RESULTS OF OPERATIONS

         The following table sets forth information from the statement of operations as a percentage of revenue for the periods indicated:

                                                        Year Ended June 30
                                                      1996              1995

         Net sales and rental revenue                100.0%            100.0%
         Cost of sales and rentals                    26.8              30.1

         Gross profit                                 73.2              69.9

         Operating expenses -
             Selling, general and administrative      59.9              55.0
             Research and development                  5.7               4.6
                  Total operating expenses            65.6              59.6

         Operating income                              7.6              10.3

         Other expense                                 2.5                .9

         Provision for income taxes                    1.9               2.5

         Net income                                    3.2               6.9


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

SAFE HARBOR STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


         This report contains "forward-looking statements" within the meaning of Federal securities laws. The forward looking statements are subject to risks and uncertainties, including, but not limited to the risks related to fluctuations in the Company's quarterly operating results; inventory and receivables requirements for direct billed medical equipment sales; volatility in the markets for electrotherapy; the effects of reimbursement and other governmental or private agency actions on the Company's sales; competition and other risks that are detailed in Exhibit 99 to this Form 10-KSB.




                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to it Form 10-KSB for the fiscal year ended June 30, 1996 to be signed on its behalf by the undersigned, hereunto duly authorized.

                                         REHABILICARE INC.


Dated:  October 10, 1996          By:    /S/ W. GLEN WINCHELL
                                         -----------------------------
                                             W. Glen Winchell
                                             Vice President of Finance