Form 10KSB/A
period 1996-06-30
REHABILICARE INC
filed 1996-10-28
CIK 64578

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB A2


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

                                  Yes _X_ No __

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

Transitional Small Business Disclosure Format (Check One):

Yes ___   No   _X_



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


 DIRECTORS


                                            Director                  Principal occupation and business
          Name                 Age           since                      experience for past five years
-------------------------    ---------    ---------------     -------------------------------------------------------

Robert C. Wingrove              64        June 1972           Chairman  of the  Board  of the  Company  since  1984;
                                                              Chief Technical Officer of the Company since 1990

William R. Hibbs                53        August 1989         Partner  with the Dorsey & Whitney  law firm  (counsel
                                                              to the Company) since 1974

David B. Kaysen                 47        March 1992          President and Chief  Executive  Officer of the Company
                                                              since March 1992;  from  November  1990 to March 1992,
                                                              Vice   President   of  Emeritus   Corp.   (a  software
                                                              manufacturer marketing to the nursing home industry

Donn O. Berkeland               38        June 1992           Founder,  President and Chief Executive Officer of Two
                                                              Rivers Center,  Inc. (an out-patient  physical therapy
                                                              and sports  medicine  clinic  located in Coon  Rapids,
                                                              Minnesota) since 1981


Anthony R. Gette resigned as a Director effective October 8, 1996, having served since November 1987.

Robert K. Anderson resigned as Director effective March 1, 1996, having served since December 1981.


 EXECUTIVE OFFICERS

           Name                      Age                                    Position
----------------------------      ----------       -----------------------------------------------------------

Robert C. Wingrove                   64            Chief Technical Officer

David B. Kaysen                      47            Chief Executive Officer

William J. Sweeney                   53            Vice President of Sales and Marketing

W. Glen Winchell                     49            Vice President of Finance and Chief Financial Officer


See the biographical information on Messrs. Wingrove and Kaysen under Directors.

William J. Sweeney started with the Company as Vice President of Sales and Marketing in April 1996. From June 1993 to April 1996, he was employed by CIRCON and Surgitek, Inc., a company acquired by CIRCON, both manufacturers of surgical products, most recently as Corporate Business Development Manger. From May 1992 to May 1993, he was Director of Sales for Applied Medical Resources, a distributor of vascular, urology and surgical products. From June 1990 to May 1992, he was Director of Sales for Mentor Corporation, a manufacturer of urology products.

W. Glen Winchell started with the Company as Vice President of Finance and Chief Financial Officer in September 1993. From December 1990 to September 1993, he was self-employed as a financial consultant and owner/operator of several small retail businesses. From October 1988 to December 1990, he was Chairman and Chief Executive Officer of Braxton Industries, Inc., a provider of waste management and alternative fuel production services.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors and persons who beneficially own more than 10 percent (10%) of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (SEC). Executive officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file.

William J. Sweeney, the Company's new Vice President of Sales and Marketing, filed late his initial report of beneficial ownership (which reported no ownership of securities). The Company believes that, except with respect to the foregoing report, its executive officers and directors complied with all applicable Section 16(a) filing requirements during and with respect to the fiscal year ended June 30, 1996.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth the cash and noncash compensation awarded to or earned by the Chief Executive Officer of the Company and each executive officer of the Company who earned salary and bonus in excess of $100,000 during the fiscal year ended June 30, 1996.

SUMMARY COMPENSATION TABLE

                                                    Annual Compensation (1)
                                                    -----------------------
                                                                                           Options
          Name and                                                                       --------------       All Other
     Principal Position       Year                   Salary              Bonus            Long-Term        Compen-sation
     ------------------       ----                   ------              -----           Compensation           (2)
                                                                                              (1)           ------------
                                                                                         --------------
David B. Kaysen               1996                 $ 149,531            $  -                  15,000            $ 904
  CHIEF EXECUTIVE             1995                   141,659               -                  15,000              420
  OFFICER                     1994                   121,950              15,400              15,000              500


Robert C. Wingrove            1996                  $115,500            $  -                  10,000            $ 842
  CHIEF TECHNICAL             1995                   115,500               -                  15,000              524
  OFFICER                     1994                   110,500              13,000              10,000              500


----------

(1) The Company did not pay other annual compensation, nor did it award any restricted stock or make long-tern incentive payments, to such executives.

(2) Represents, for both Mr. Kaysen and Mr. Wingrove, Company contributions to a 401(k) plan.


The following table sets forth information relating to options granted during the twelve months ended June 30, 1996 to the executive officers listed in the Summary Compensation Table:

                                           Option Grants in Fiscal 1996
                                           ----------------------------

                                 Number of         % of Total Options
                                  Shares               Granted to
                                Underlying            Employees in
          Name                    Options              Fiscal Year          Exercise Price        Expiration Date
--------------------------    ----------------     --------------------    ------------------    ------------------

Mr. Kaysen                        15,000                  17.2%                  $3.00                9/13/00

Mr. Wingrove                      10,000                  11.4%                  $3.00                9/13/00



The following table summarizes the value of options held at the end of fiscal 1996 by the executive officers named in the Summary Compensation Table. Neither of the executive officers named in the Summary Compensation Table exercised any options during fiscal 1996.

                     Aggregate Option Exercises in Fiscal 1996 and Fiscal Year-End Option Value
                     --------------------------------------------------------------------------

                                Number of Unexercised Options at End           Value of Unexercised In-the-Money
                                           of Fiscal 1996                      Options at End of Fiscal 1996(1)
---------------------------    ----------------------------------------     ----------------------------------------
           Name                  Exercisable          Unexercisable           Exercisable          Unexercisable
---------------------------    ----------------     -------------------     -----------------    -------------------

Mr. Kaysen                         118,000                27,000                $270,125              $42,375

Mr. Wingrove                        94,000                21,000                $199,750              $34,625



    --------
    (1) Represents the difference between $4.00 (the last sales price at 6/28/96) and the exercise price multiplied by the number of shares.

COMPENSATION OF DIRECTORS

Directors who are not also officers or employees of the Company receive fees of $1,000 per quarter; an option to purchase 2,500 shares of the Company's common stock under its 1988 Restated Stock Option Plan on July 1 of each year; and are reimbursed for their expenses in attending board meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of September 16, 1996, certain information with respect to beneficial ownership of the Company's Common Stock as to (i) each person or entity known by the Company to own beneficially more than 5% of the Company's Common Stock; (ii) each director of the Company; (iii) each executive officer of the Company named in the Summary Compensation Table; and
(iv) all executive officers and directors as a group. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.


                                    SHARES
                                  BENEFICIALLY
                                    OWNED (1)        PERCENT OWNED
                                 ---------------    ---------------



First Bank System, Inc.            662,450(2)            14.2%
601 Second Avenue South
Minneapolis, MN  55402

Heartland Advisors, Inc.           513,000(3)            11.0%
790 North Milwaukee Street
Milwaukee, WI  53202

Robert K. Anderson                 360,660                7.7%
8070 No. Coconino
Paradise Valley, AZ 85253

Robert E. Buuck                    272,500(4)             5.8%
Opus Center, Suite 421
9900 Bren Road East
Minneapolis, MN 55343

Robert C. Wingrove                 220,219                4.6%

David B. Kaysen                    140,729                2.9%

William R. Hibbs                    83,999                1.8%

Donn O. Berkeland                   22,500                 *

All Directors and Officers         520,962               10.5%
as a group (6 persons)
-------------------
*   Less than 1%

(1) Includes for Mr. Wingrove, Mr. Kaysen, Mr. Hibbs, Mr. Berkeland and all directors and officers as a group, 103,000 shares, 130,000 shares, 12,500 shares, 12,500 shares and 307,000 shares, respectively, which can be purchased by exercise of options which become exercisable within 60 days.

(2) Includes 3,750 shares for which First Bank System, Inc. has shared dispositive power.

(3) Heartland Advisors, Inc. has sole voting power for 498,000 of these shares.

(4) Includes 187,500 shares held by the Buuck Family Partnership of which Mr. Buuck is the trustee.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

William R. Hibbs, a director of the Company, is a partner of Dorsey & Whitney LLP. Dorsey & Whitney LLP provides legal services to the Company.




                                    SIGNATURE


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its Form 10-KSB for the fiscal year ended June 30, 1996 to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          REHABILICARE INC.


Dated:  October 28, 1996                  By:    /S/ W. GLEN WINCHELL
                                          --------------------------------------
                                                 W. Glen Winchell
                                                 Vice President of Finance