Form 10QSB
period 1996-09-30
REHABILICARE INC
filed 1996-10-30
CIK 64578

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[x]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                 SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period Ended September 30, 1996

                                      OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                 SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to______________.


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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months or for such shorter period that the registrant was required to file such reports and(2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

The number of shares outstanding for each of the Issuer's classes of common stock as of September 30, 1996 was:

COMMON STOCK, $.10 PAR VALUE                                    4,673,788 SHARES


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):
Yes___  No_X_



ITEM 1.  FINANCIAL STATEMENTS

                                REHABILICARE INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                          September 30,        June 30,
                                                                                              1996               1996
                                                                                          ------------       ------------
ASSETS
------
CURRENT ASSETS
   Cash                                                                                   $     26,441       $     32,553
   Receivables, less reserve for uncollectible accounts of $1,506,000 and $1,410,000         5,696,350          5,506,121
   Inventories, net:
      Raw materials                                                                            473,662            542,439
      Finished goods                                                                         2,043,373          2,056,868
   Deferred income tax benefit                                                                 496,000            496,000
   Income tax refund receivable                                                                    591              1,100
   Prepaid expenses                                                                            275,708            259,649
                                                                                          ------------       ------------

         Total current assets                                                                9,012,125          8,894,730
                                                                                          ------------       ------------

PROPERTY AND EQUIPMENT                                                                       4,916,371          4,897,235
   Less accumulated depreciation                                                            (2,542,319)        (2,470,155)
                                                                                          ------------       ------------

         Total property and equipment                                                        2,374,052          2,427,080
                                                                                          ------------       ------------
                                                                                          $ 11,386,177       $ 11,321,810
                                                                                          ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Note payable                                                                           $    820,000       $    555,000
   Current maturities of long-term obligations                                                 294,193            293,890
   Accounts payable                                                                            373,722            529,523
   Accrued liabilities:
      Payroll                                                                                   73,225             87,954
      Commissions                                                                              170,738            178,118
      Taxes                                                                                     41,871            145,120
      Other                                                                                     99,501             95,461
                                                                                          ------------       ------------
         Total current liabilities                                                           1,873,250          1,885,066

LONG-TERM OBLIGATIONS                                                                        2,174,858          2,251,908
                                                                                          ------------       ------------

         Total liabilities                                                                   4,048,108          4,136,974
                                                                                          ------------       ------------

STOCKHOLDERS' EQUITY
      Common stock                                                                             467,379            467,029
      Additional paid-in capital                                                             5,267,160          5,264,448
      Retained earnings                                                                      1,603,530          1,453,359
                                                                                          ------------       ------------

         Total stockholders' equity                                                          7,338,069          7,184,836
                                                                                          ------------       ------------

                                                                                          $ 11,386,177       $ 11,321,810
                                                                                          ============       ============


              The accompanying notes to financial statements are an integral part of these balance sheets.

                                REHABILICARE INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     Three Months Ended
                                                                        September 30
                                                                 --------------------------

                                                                     1996           1995
                                                                 -----------    -----------

NET SALES AND RENTAL REVENUE                                     $ 2,344,760    $ 2,343,122

COSTS OF SALES AND RENTALS                                           616,910        750,584
                                                                 -----------    -----------
     Gross profit                                                  1,727,850      1,592,538

OPERATING EXPENSES:
   Selling, general and administrative                             1,307,167      1,206,559
   Research and development                                          120,904        116,041
                                                                 -----------    -----------
     Total operating expenses                                      1,428,071      1,322,600
                                                                 -----------    -----------

     Operating income                                                299,779        269,938

OTHER INCOME (EXPENSE):
   Interest expense                                                  (71,860)       (53,626)
   Other income                                                        6,252          1,160
                                                                 -----------    -----------

     Income before income taxes                                      234,171        217,472
PROVISION FOR INCOME TAXES                                            84,000         78,000
                                                                 -----------    -----------
     Net income                                                  $   150,171    $   139,472
                                                                 ===========    ===========


NET INCOME PER COMMON SHARE AND
COMMON SHARE EQUIVALENTS
                                                                 $      0.03    $      0.03
                                                                 ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON SHARE EQUIVALENTS OUTSTANDING                               4,856,757      4,853,141
                                                                 ===========    ===========

         The accompanying notes to financial statements are an integral part of these financial statements.


                                REHABILICARE INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Three Months Ended
                                                                  September 30
                                                            ----------------------

                                                               1996          1995
                                                            ---------    ---------
OPERATING ACTIVITIES

   Net income                                               $ 150,171    $ 139,472
        Adjustments to reconcile net income to net cash
        used in operating activities:
         Depreciation                                          72,164      131,426
         Deferred income taxes                                   --           --
         Changes in current assets and liabilities:
           Receivables                                       (190,229)    (263,728)
           Income tax refund receivable                           509         --
           Inventories                                         81,176      (95,102)
           Prepaid expenses                                   (16,059)     (13,002)
           Accounts payable                                  (155,801)      (9,256)
           Accrued liabilities                               (121,317)      68,894
                                                            ---------    ---------
               Net cash used in operating activities         (179,386)     (41,296)
                                                            ---------    ---------

INVESTING ACTIVITIES
   Purchase of property and equipment                         (18,040)     (25,194)
                                                            ---------    ---------
FINANCING ACTIVITIES
   Principal payments on long-term obligations                (76,748)     (20,158)
   Proceeds (payments on) line of credit, net                 265,000       25,000
   Proceeds from exercise of stock options                      3,062       34,465
                                                            ---------    ---------
         Net cash provided by financing activities            191,314       39,307

         Net decrease in cash                                  (6,112)     (27,183)
CASH AT BEGINNING OF PERIOD                                    32,553       55,704
                                                            ---------    ---------
CASH AT END OF PERIOD                                       $  26,441    $  28,521
                                                            =========    =========
SUPPLEMENTAL DISCLOSURES Cash paid during the period for:
         Interest                                           $  71,860    $  53,626
                                                            =========    =========

         Income taxes                                       $ 187,900    $  14,339
                                                            =========    =========

         The accompanying notes to financial statements are an integral part of these financial statements.



                                REHABILICARE INC.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996



Note A

The amounts set forth in the preceding financial statements are unaudited as of and for the periods ended September 30, 1996 and 1995, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the periods presented. Such results are not necessarily indicative of results for the full year. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying financial statements of the Company should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:

                                                     Three Months Ended
                                                        September 30
                                                      ----------------
                                                       1996      1995
                                                      ------    ------

          Net sales and rental revenue                100.0%    100.0%
          Cost of sales and rentals                    26.3      32.0
          Gross profit                                 73.7      68.0
          Operating expenses -
             Selling, general and administrative       55.7      51.5
             Research and development                   5.2       5.0
               Total operating expenses                60.9      56.5

          Operating income                             12.8      11.5
          Other income expense                          2.8       2.2
          Provision for income taxes                    3.6       3.3
          Net income                                    6.4       6.0

Revenue for the first quarter of fiscal 1997 was $2,345,000, compared to $2,343,000 in the first quarter of fiscal 1996. Although total revenue remained essentially the same for both years, the mix has changed. Revenue from the Company's traditional dealer business, excluding international, declined by 13% in fiscal 1997 from the first quarter of fiscal 1996 due primarily to the expiration of a long-term contract with one dealer. International sales were minimal in the first quarter of fiscal 1997 and are off sharply from the first quarter of fiscal 1996 as dealers in the United Kingdom and Germany continued recapitalization efforts started during fiscal 1996. Revenue from all dealer business decreased 47% to $375,000 from $707,000 in the prior year. The Company does expect international sales orders to increase during the second half of fiscal 1997 as its U.K. distributor finalizes long-term arrangements relative to the BabiTENS product. Net sales and rental revenue from direct sales increased 20% to $1,970,000 from $1,636,000 in the first quarter of fiscal 1996. Those revenues accounted for approximately 84% of total revenue compared to 70% of total revenue in fiscal 1996 and represented record quarterly revenue from direct business. The increase was due primarily to increased volume of rentals, sales of electrodes and other accessories.

Gross profit increased 8% to $1,728,000 or 74% or revenue in the first quarter of fiscal 1997 from $1,593,000 or 60% of revenue in the first quarter of fiscal 1996. Margins on wholesale business were down to 46% compared to 49% in the first quarter of fiscal 1996, reflecting the decrease in more profitable international business and continued pressure on selling prices. Margins on direct business were up to 79% for the first quarter of fiscal 1997 compared to 76% in fiscal 1996. This improvement resulted from a greater portion of rentals than sales and from the increased volume of higher margin accessory sales. Overall margins increased because the lower margin wholesale sales represented a smaller percentage of revenue in the first quarter of fiscal 1997.

Selling, general and administrative expenses increased 8% to $1,307,000 in the first quarter of fiscal 1997 from $1,207,000 in the first quarter of fiscal 1996. As a percent of revenue, those expenses increased 4% from 52% to 56%. The increase resulted from continued training and development of an expanded sales force and increased provision for uncollectible retail receivables.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

Operations have required significant amounts of cash since the Company established its direct sales division in October 1991 and began offering its products directly to patients. Cash was used to fund increases in net receivables of $190,000 in the first quarter of fiscal 1997 and $264,000 in the same quarter of fiscal 1996. The increase in receivables in fiscal 1997 is attributable primarily to increased direct revenue and the long collection cycle associated with third-party reimbursement.

During the first quarter of fiscal 1997, the Company increased its reserve for uncollectible accounts from $1,410,000 to $1,506,000. The reserve is based on factors including historical trends, relationship and experience with insurance companies or other third-party reimbursers and patient responsibility for charges. Based on such factors, the Company believes that its current reserve for uncollectible accounts is adequate. However, the Company will continue to provide significant reserves for those accounts not collected within a reasonable period after submitting invoices to third-party payors and patients.

In the first quarter of fiscal 1997, effective management of inventories provided $81,000 in cash. The Company used $95,000 in the first quarter of fiscal 1996 to increase inventories of clinical units and consignment units for new territories as a result of expanding its sales force.

The cash needed to fund operations during fiscal 1997, over and above that generated by operating activities, is being provided by the Company's' revolving bank line of credit. The line provides for borrowing up to $2,000,000, limited by eligible accounts receivable. The borrowing base limit was approximately $1,250,000 at September 30, 1996. Borrowings bear interest at the bank's prime rate. Interest is paid monthly. Borrowings under the line were $820,000 at September 30, 1995 and $555,000 at June 30, 1996. The increase related primarily to decreases in accounts payable and accrued liabilities aggregating $277,000. The Company anticipates that cash requirements during fiscal 1997 will be less than its available credit facility.


SAFE HARBOR STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This report contains "forward-looking statements" within the meaning of Federal securities laws. The forward looking statements are subject to risks and uncertainties, including, but not limited to: the risks related to fluctuations in the Company's quarterly operating results; inventory and receivables requirements for direct billed medical equipment sales; volatility in the markets for electrotherapy; the effects of reimbursement and other governmental or private agency actions on the Company's sales; competition and other risks as detailed in the Company's Form 10-KSB for the year ending June 30, 1996 or in other filings with the Securities and Exchange Commission.


                           PART II. OTHER INFORMATION


ITEM 5.  OTHER MATTERS

Mr. Anthony R. Gette resigned from the Board of Directors effective October 8, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No exhibits are required to be filed with this Form 10-QSB. The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     REHABILICARE INC.


                                     /S/ DAVID B. KAYSEN
                                     ------------------------------------------
                                     David B. Kaysen
                                     President and Chief Executive Officer



                                     /S/ W. GLEN WINCHELL
                                     ------------------------------------------
                                     W. Glen Winchell
                                     Vice President of Finance
                                     Principal Financial and Accounting Officer




Date:   October 30, 1996