Form 10QSB
period 1996-12-31
REHABILICARE INC
filed 1997-02-13
CIK 64578

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period Ended December 31, 1996

                                      OR

[X]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                 SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______________ to____________.

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

The number of shares outstanding for each of the Issuer's classes of common stock as of December 31, 1996 was:

COMMON STOCK, $.10 PAR VALUE                                    4,696,253 SHARES


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):
Yes___ No_X_


ITEM 1.  FINANCIAL STATEMENTS

                                REHABILICARE INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                  December 31,     June 30,
                                                     1996            1996
                                                 ------------    ------------
ASSETS
CURRENT ASSETS
   Cash                                          $     34,240    $     32,553
   Receivables, less reserve for
    uncollectible accounts of
    $1,273,000 and $1,410,000                       5,683,305       5,506,121
   Inventories, net:
      Raw materials                                   486,729         542,439
      Finished goods                                1,994,550       2,056,868
   Deferred income tax benefit                        496,000         496,000
   Income tax refund receivable                           591           1,100
   Prepaid expenses                                   252,213         259,649
                                                 ------------    ------------

         Total current assets                       8,947,628       8,894,730
                                                 ------------    ------------

PROPERTY AND EQUIPMENT                              4,977,732       4,897,235
   Less accumulated depreciation                   (2,611,796)     (2,470,155)
                                                 ------------    ------------

         Total property and equipment               2,365,936       2,427,080
                                                 ------------    ------------

                                                 $ 11,313,564    $ 11,321,810
                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Note payable                                  $    475,000    $    555,000
   Current maturities of long-term obligations        292,606         293,890
   Accounts payable                                   474,876         529,523
   Accrued liabilities:
      Payroll                                         105,699          87,954
      Commissions 203,197                             178,118
      Taxes                                            62,996         145,120
      Other                                            83,760          95,461
                                                 ------------    ------------

         Total current liabilities                  1,698,134       1,885,066

LONG-TERM OBLIGATIONS                               2,103,012       2,251,908
                                                 ------------    ------------

         Total liabilities                          3,801,146       4,136,974
                                                 ------------    ------------

STOCKHOLDERS' EQUITY
      Common stock                                    469,625         467,029
      Additional paid-in capital                    5,281,124       5,264,448
      Retained earnings                             1,761,669       1,453,359
                                                 ------------    ------------

         Total stockholders' equity                 7,512,418       7,184,836
                                                 ------------    ------------

                                                 $ 11,313,564    $ 11,321,810
                                                 ============    ============


The accompanying notes to financial statements are an integral part of these balance sheets.




                                REHABILICARE INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         Three Months Ended           Six Months Ended
                                            December 31,                 December 31,
                                    --------------------------    --------------------------

                                        1996           1995           1996           1995
                                    -----------    -----------    -----------    -----------
Net sales and rental revenue        $ 2,752,995    $ 2,068,866    $ 5,097,755    $ 4,411,988

Cost of sales and rentals               726,031        637,633      1,342,941      1,388,217
                                    -----------    -----------    -----------    -----------
     Gross profit                     2,026,964      3,754,814      3,023,771      1,431,233

Operating expenses:
   Selling, general and               1,603,428      1,140,731      2,910,595      2,347,290
   administrative                       134,117        110,774        255,021        226,815
                                    -----------    -----------    -----------    -----------
   Research and development           1,737,545      1,251,505      3,165,616      2,574,105
                                    -----------    -----------    -----------    -----------
     Total operating expenses

     Operating income                   289,419        179,728        589,198        449,666

Other income (expense):
   Interest expense                     (66,423)       (54,594)      (138,283)      (108,220)
   Other income                          17,143          1,684         23,395          2,844
                                    -----------    -----------    -----------    -----------
     Income before income taxes         240,139        126,818        474,310        344,290
 Provision for income taxes              82,000         44,000        166,000        122,000
                                    -----------    -----------    -----------    -----------
     Net income                     $   158,139    $    82,818    $   308,310    $   222,290
                                    ===========    ===========    ===========    ===========


Net income per  common share and
common share equivalents            $      0.03    $      0.02    $      0.06    $      0.05
                                    ===========    ===========    ===========    ===========
Weighted average number of common
and common share equivalents
outstanding                           4,898,820      4,847,626      4,877,789      4,850,384
                                    ===========    ===========    ===========    ===========

The accompanying notes to financial statements are an integral part of these financial statements.

                                REHABILICARE INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                            Six Months Ended
                                                              December 31,
                                                         ----------------------
                                                            1996         1995
                                                         ---------    ---------
OPERATING ACTIVITIES
Net income                                               $ 308,310    $ 222,290
     Adjustments to reconcile net income to net cash
     used in operating activities:
      Depreciation                                         141,641      234,322
      Deferred income taxes                                   --           --
      Changes in current assets and liabilities:
        Receivables                                       (177,184)    (417,167)
        Income tax refund receivable                           509         --
        Inventories                                        114,404     (386,546)
        Prepaid expenses                                     7,436      (35,215)
        Accounts payable                                   (54,647)     109,636
        Accrued liabilities                                (51,001)      41,561
                                                         ---------    ---------
            Net cash used or generated in operating        289,468     (231,119)
             activities

INVESTING ACTIVITIES

   Purchase of property and equipment                      (76,873)     (47,601)
                                                         ---------    ---------
FINANCING ACTIVITIES
   Principal payments on long-term obligations            (150,180)     (36,051)
   Proceeds from (payments on) line of credit, net         (80,000)     230,000
   Proceeds from exercise of stock options                  19,272       40,215
                                                         ---------    ---------
         Net cash provided by financing activities        (210,908)     234,164

         Net increase (decrease) in cash                     1,687      (44,556)
CASH AT BEGINNING OF PERIOD                                 32,553       55,704
                                                         ---------    ---------
CASH AT END OF PERIOD                                    $  34,240    $  11,148
                                                         =========    =========
SUPPLEMENTAL DISCLOSURES
Cash paid during the period for:
         Interest                                        $ 138,283    $ 108,220
                                                         =========    =========

         Income taxes                                    $ 248,775    $  88,739
                                                         =========    =========

The accompanying notes to financial statements are an integral part of these financial statements.


                                REHABILICARE INC.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

Note A

The amounts set forth in the preceding financial statements are unaudited as of and for the periods ended December 31, 1996 and 1995, but in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the periods presented. Such results are not necessarily indicative of results for the full year. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying financial statements of the Company should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:

      SIX MONTHS ENDED DECEMBER 31                     1996              1995
      ----------------------------                     ----              ----
         Net sales and rental revenue                 100.0%            100.0%
         Cost of sales and rentals                     26.3              31.5
         Gross profit                                  73.7              68.5
         Operating expenses -
           Selling, general and administrative         57.1              53.2
           Research and development                     5.0               5.1
              Total operating expenses                 62.1              58.3
         Operating income                              11.6              10.2
         Other expense                                 (2.3)             (2.4)
         Provision for income taxes                     3.3               2.8
         Net income                                     6.0               5.0

Revenue for the second quarter of fiscal 1997 was $2,753,000 , a 33% increase from $2,069,000 in the second quarter of fiscal 1996. Revenue for the six months ended December 31, 1996 increased 16% to $5,098,000 from $4,412,000 in the first six months of fiscal 1996. Revenue from the Company's direct business was $2,155,000 for the second quarter and $4,125,000 for the first six months of fiscal 1997 compared to $1,564,000 and $3,200,000, respectively, in fiscal 1996. Those increases reflect solid growth in new patients during fiscal 1997.

Revenue from the Company's traditional dealer business, including international, grew 18% in the second quarter of fiscal 1997 to $598,000 from $505,000 for the second quarter of fiscal 1996 as the Company's distributor in the United Kingdom finalized its recapitalization and resumed purchasing BabiTENS. Revenue from this business decreased 20% to $973,000 from $1,212,000 in the first six months of fiscal 1996.

Direct business accounted for approximately 78% of revenue during the second quarter of fiscal 1997 and 76% of revenue in the second quarter of fiscal 1996 as a result of the changes described above.

Gross profit increased 42% to $2,027,000 or 74% of revenue in the second quarter of fiscal 1997 compared to $1,431,000 or 69% of revenue in the second quarter of fiscal 1996. For the six months ended December 31, 1996, gross profit increased 24% to $3,755,000 or 74% of net sales from $3,024,000 or 69% of net sales in fiscal 1996. Overall, margins increased primarily from changes in mix of business. Lower margin wholesale revenue represented a smaller percentage of total revenue in both quarters of fiscal 1997. These sales also included more higher margin units. Finally, most of the increase in the direct business was attributable to rentals which have a higher margin than sales.

Selling, general and administrative expenses increased 40% to $1,603,000 in the second quarter of fiscal 1997 from $1,141,000 in the second quarter of fiscal 1996. For the six months ended December 31, 1996, those expenses increased 24% to $2,911,000 or 57% of net revenue from $2,347,000 or 53% of net revenue for the same period of fiscal 1996. The increase resulted from investments in marketing and sales development for the CTDx(TM) product line, and an increased provision for uncollectible retail receivables.

Operating income increased 61% to $289,000 in the second quarter of fiscal 1997 compared with $180,000 in the second quarter of fiscal 1996. Operating income for the first six months of fiscal year 1997 increased 31% to $589,000 compared to $450,000 for the same period of fiscal year 1996. Net income for the second quarter rose 91% to $158,000 in fiscal 1997 compared to $83,000 in fiscal 1996. Net income for the first six months rose 39% to $308,000 for fiscal 1997 compared to $222,000 in fiscal 1996. The amount of increase in revenue exceeded the increase in costs and expenses.

The Company has recorded a deferred income tax benefit relating to the excess of book over tax depreciation and bad debt expense. The Company believes that the asset is realizable through future operations based on its history of profitable results since changing its focus to direct sales and rentals.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company generated $289,000 of cash from operations during the first six months of fiscal 1997 as net income before depreciation plus a $114,000 reduction of inventories exceeded $177,000 of cash used to finance receivables and $106,000 used to decrease accounts payable and accrued liabilities. During the first six months of fiscal 1996, operations used $231,000 of cash due primarily to using $417,000 to finance receivables and $387,000 to finance increases in inventories attributable to expanding the sales force.

During the first six months of fiscal 1997, the Company provided an additional $463,000 to the reserve for uncollectible accounts receivable and wrote off $600,000 of receivables it considered uncollectible, resulting in a net decrease of $137,000 in the reserve. The amount of the reserve is based on a number of factors, including historical trends and experience with third-party reimbursers and patients responsible for charges. Although the Company believes that its current reserve for uncollectible accounts is adequate, it anticipates that it will continue to provide significant reserves because of practices of reimbursement in the medical products industry.

The Company used $77,000 of cash for investing activities during the first six months of fiscal 1997, primarily to purchase property and equipment used in manufacturing activities. The Company also used $211,000 of cash for financing activities during the period, as it reduced outstanding borrowings under its principal credit line by $80,000 and made continuing payments on long-term obligations.

Any cash needed to fund operations, over and above that generated by operating activities, is provided by the Company's revolving bank line of credit. The line provides for borrowing up to $2,000,000, limited by eligible accounts receivable. The borrowing base limit was approximately $1,360,000 at December 31, 1996. Borrowings bear interest at the bank's prime rate. Interest is paid monthly. Borrowings under the line were $475,000 at December 31, 1996 and $555,000 at June 30, 1996. The Company anticipates that cash requirements during fiscal 1997 will be less than its available credit facility.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER MATTERS

John H. P. Maley was elected as a board member effective December 31, 1996, replacing Robert K. Anderson who resigned in March 1996. Richard E. Jahnke was elected as a board member effective January 13, 1997, replacing Anthony R. Gette who resigned in October 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No exhibits are required to be filed with this Form 10-QSB. The Company did not file any reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    REHABILICARE INC.


                                    /s/  David B. Kaysen
                                    --------------------------------------------
                                    David B. Kaysen
                                    President and Chief Executive Officer



                                    /s/  W. Glen Winchell
                                    --------------------------------------------
                                    W. Glen Winchell
                                    Vice President of Finance
Date:     February 12, 1997         (Principal Financial and Accounting Officer)