Form 10QSB
period 1997-03-31
REHABILICARE INC
filed 1997-05-12
CIK 64578

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period Ended March 31, 1997

                                      OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ____________ to _____________.

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months or for such shorter period that the registrant was required to file such reports and
(2) has been subject to such filing requirements for the past 90 days.
Yes__X__ No____

The number of shares outstanding for each of the Issuer's classes of common stock as of March 31, 1997 was:

Common  Stock,  $.10 par value                         4,851,090  Shares

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):
Yes_____ No__X__

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                REHABILICARE INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                    March 31,        June 30,
                                                      1997             1996
                                                  ------------    -------------
ASSETS
CURRENT ASSETS
   Cash                                           $     47,173     $     32,553
   Receivables, less reserve for
     uncollectible accounts of
     $1,054,120 and $1,410,000                       5,765,214        5,506,121
   Inventories, net:
      Raw materials                                    514,446          542,439
      Finished goods                                 1,966,945        2,056,868
   Deferred income tax benefit                         496,000          496,000
   Income tax refund receivable                            591            1,100
   Prepaid expenses                                    265,053          259,649
                                                  ------------     ------------

         Total current assets                        9,055,422        8,894,730
                                                  ------------     ------------

PROPERTY AND EQUIPMENT                               4,993,009        4,897,235
   Less accumulated depreciation                    (2,660,142)      (2,470,155)
                                                  ------------     ------------

         Total property and equipment                2,332,867        2,427,080
                                                  ------------     ------------

                                                  $ 11,388,289     $ 11,321,810
                                                  ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Note payable                                   $    350,000     $    555,000
   Current maturities of long-term
     obligations                                       290,940          293,890
   Accounts payable                                    426,402          529,523
   Accrued liabilities:
      Payroll                                          116,739           87,954
      Commissions                                      207,560          178,118
      Taxes                                            117,656          145,120
      Other                                            105,265           95,461
                                                  ------------     ------------

         Total current liabilities                   1,614,562        1,885,066

LONG-TERM OBLIGATIONS                                2,030,720        2,251,908
                                                  ------------     ------------

         Total liabilities                           3,645,282        4,136,974
                                                  ------------     ------------

STOCKHOLDERS' EQUITY
      Common stock                                     485,109          467,029
      Additional paid-in capital                     5,529,468        5,264,448
      Less Notes Receivable - Stockholder             (162,500)               0
      Retained earnings                              1,890,930        1,453,359
                                                  ------------     ------------

         Total stockholders' equity                  7,743,007        7,184,836
                                                  ------------     ------------

                                                  $ 11,388,289     $ 11,321,810
                                                  ============     ============

The accompanying notes to financial statements are an integral part of these balance sheets.

                                REHABILICARE INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       Three Months Ended             Nine Months Ended
                                            March 31,                      March 31,
                                    --------------------------    --------------------------

                                        1997           1996          1997           1996
                                    -----------    -----------    -----------    -----------

Net sales and rental revenue        $ 2,783,290    $ 2,033,608    $ 7,881,045    $ 6,445,596

Cost of sales and rentals               765,766        552,128      2,108,707      1,940,345
                                    -----------    -----------    -----------    -----------
     Gross profit                     2,017,524      1,481,480      5,772,338      4,505,251


Operating expenses:
   Selling, general and               1,645,530      1,215,094      4,556,125      3,562,384
   administrative
   Research and development             139,384        143,335        394,405        370,150
                                    -----------    -----------    -----------    -----------
     Total operating expenses         1,784,914      1,358,429      4,950,530      3,932,534
                                    -----------    -----------    -----------    -----------

     Operating income                   232,610        123,051        821,808        572,717

Other income (expense):
   Interest expense                     (57,634)       (61,152)      (195,917)      (169,372)
   Other income                          17,285          4,554         40,680          7,398
                                    -----------    -----------    -----------    -----------

     Income before income taxes         192,261         66,453        666,571        410,743

Provision for income taxes               63,000         15,000        229,000        137,000
                                    -----------    -----------    -----------    -----------
     Net income                     $   129,261    $    51,453    $   437,571    $   273,743
                                    ===========    ===========    ===========    ===========


Net income per  common share and
common share equivalents            $      0.03    $      0.01    $      0.09    $      0.06
                                    ===========    ===========    ===========    ===========

Weighted average number of common
and common share equivalents
outstanding
                                      4,858,877      4,890,517      4,871,485      4,863,761
                                    ===========    ===========    ===========    ===========

The accompanying notes to financial statements are an integral part of these financial statements.

                                REHABILICARE INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           Nine Months Ended
                                                               March 31,
                                                        ------------------------

                                                           1997         1996
                                                        ----------   -----------

OPERATING ACTIVITIES
   Net income                                            $ 437,571    $ 273,743
     Adjustments to reconcile net income to net cash
     used in operating activities:
       Depreciation                                        189,987      312,175
       Deferred income taxes                                   509       45,949
       Changes in current assets and liabilities:
        Receivables                                       (259,093)    (317,859)
        Income tax refund receivable
        Inventories                                        113,337     (615,841)
        Prepaid expenses                                    (5,404)    (111,817)
        Accounts payable                                  (103,121)       7,047
        Accrued liabilities                                 40,567      (10,263)
                                                         ---------    ---------
          Net cash (used) or generated in operating        414,353     (416,866)
          activities

INVESTING ACTIVITIES

  Purchase of property and equipment                       (91,195)     (76,312)
                                                         ---------    ---------
FINANCING ACTIVITIES
 Principal payments on long-term obligations              (224,138)     (58,501)
 Proceeds from (payments on) line of credit, net          (205,000)     445,000
 Proceeds from exercise of stock options                   120,600       71,551
                                                         ---------    ---------
    Net cash provided by financing activities             (308,538)     458,050

    Net increase (decrease) in cash                         14,620      (35,128)

CASH AT BEGINNING OF PERIOD                                 32,553       55,704
                                                         ---------    ---------
CASH AT END OF PERIOD                                    $  47,173    $  20,576
                                                         =========    =========
SUPPLEMENTAL DISCLOSURES
 Cash paid during the period for:
   Interest                                              $ 195,917    $ 169,372
                                                         =========    =========

   Income taxes                                          $ 261,060    $  92,391
                                                         =========    =========

The accompanying notes to financial statements are an integral part of these financial statements.

                                REHABILICARE INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997



Note A

The amounts set forth in the preceding financial statements are unaudited as of and for the periods ended March 31, 1997 and 1996, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the periods presented. Such results are not necessarily indicative of results for the full year. The accompanying financial statements of the Company should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:

           NINE MONTHS ENDED MARCH 31                  1997      1996
           --------------------------                  ----      ----

           Net sales and rental revenue               100.0%    100.0%
           Cost of sales and rentals                   26.8      30.1
           Gross profit                                73.2      69.9
           Operating expenses -
              Selling, general and administrative      57.8      55.3
              Research and development                  5.0       5.7
                Total operating expenses               62.8      61.0
           Operating income                            10.4       8.9
           Other income (expense)                      (2.0)     (2.5)
           Provision for income taxes                   2.9       2.1
           Net income                                   5.5       4.3


Total revenue for the third quarter of fiscal 1997 was $2,783,000, a 37% increase from $2,034,000 in the third quarter of fiscal 1996. Total revenue for the nine months ended March 31, 1997 increased 22% to $7,881,000 from $6,446,000 in the first nine months of fiscal 1996.

Revenue from direct sales and rentals during the third quarter of fiscal 1997 increased 24% to $2,082,000 from $1,672,000 in the third quarter of fiscal 1996 and increased 27% to $6,206,000 from $4,872,000 in the nine months ended March 31, 1997 and 1996, respectively. Those increases were the result of solid growth in new patients during fiscal 1997.

Revenue from the Company's traditional dealer business, including international, grew 94% in the third quarter of fiscal 1997 to $702,000 from $362,000 for the third quarter of fiscal 1996. Revenue from dealer business increased 6% in fiscal 1997 to $1,675,000 from $1,574,000 in the first nine months of fiscal 1996. The variation in revenue from the dealer business is attributable to the level and timing of purchases of BabiTENS by the Company's distributor in the United Kingdom. That distributor purchased a large number of units in the first and second quarters of fiscal 1996 and the second and third quarters of fiscal 1997 but virtually no units during the third and fourth quarters of 1996 and the first quarter of 1997.

Direct business accounted for approximately 79% of year-to-date revenue in fiscal 1997 compared to 76% in fiscal 1996. That business has continued to grow more rapidly than dealer business since the Company began selling direct in fiscal 1992.

Gross profit for the third quarter of fiscal 1997 increased 36% to $2,018,000, or 72% of revenue, compared to $1,481,000, or 73% of revenue, in the third quarter of fiscal 1996. For the nine months ended March 31, 1997, gross profit increased 28% to $5,772,000, or 73% of net revenue, from $4,505,000, or 70% of net revenue in fiscal 1996. The decrease in gross profit percentage for the third quarter was attributable to lower margin international sales. The increase in year-to-date gross profit percentage is due primarily to the growth in direct rentals and sales which have higher margins than dealer business. Most of the increase in direct business in fiscal 1997 has been in rentals which have a higher margin than sales.

Selling, general and administrative expenses increased 35% to $1,646,000 in the third quarter of fiscal 1997 from $1,215,000 in the third quarter of fiscal 1996. For the year-to-date, those expenses increased 28% to $4,556,000 from $3,562,000. The increases resulted from continued investments in marketing and sales development for the CTDxTM product line, an increased provision for uncollectible retail receivables, and an increase in commissions and other variable expenses directly related to increased direct sales and rentals.

Operating income increased 89% to $233,000 in the third quarter of fiscal 1997 from $123,000 in the third quarter of fiscal 1996. Operating income for the first nine months of fiscal 1997 increased 43% to $822,000 compared to $573,000 for the same period in fiscal 1996. Net income for the third quarter rose 151% to $129,000 in fiscal 1997 compared to $51,000 in fiscal 1996. Net income for the fist nine months rose 60% to $438,000 in fiscal 1997 compared to $274,000 in fiscal 1996. Revenue has increased at a greater rate than the increase in costs and expenses during fiscal 1997.

The Company has recorded a deferred income tax benefit relating to the excess of book over tax depreciation and bad debt expense. The Company believes that the asset is realizable through future operations based on its history of profitable results since changing its focus to direct sales and rentals.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company generated $414,000 of cash from operations during the first nine months of fiscal 1997. During the first nine months of fiscal 1996, operations used $417,000 of cash. Net income before depreciation plus a $113,000 reduction of inventories exceeded $259,000 of cash used to finance receivables and $63,000 used to decrease accounts payable and accrued liabilities. In fiscal 1996, cash used to finance a $312,000 increase in receivables and a $616,000 increase in inventories attributable to expanding the sales force exceeded the cash generated from other operating activities.

During the first nine months of fiscal 1997, the Company increased its reserve for uncollectible accounts receivable by $707,000. For that same period, the Company wrote off $1,063,000 of receivables it considered uncollectible, resulting in a net decrease of $356,000 in the reserve. The amount of the reserve is based on a number of factors, including historical trends and experience with third-party reimbursers and patients responsible for charges. Although the Company believes that its current reserve for uncollectible accounts is adequate, it anticipates that it will continue to provide significant reserves because of practices of reimbursement in the medical products industry.

The Company used $91,000 of cash for investing activities during the first nine months of fiscal 1997. This cash was used to purchase property and equipment used primarily in manufacturing activities. The Company also used $309,000 of cash for financing activities during that period. Cash raised from exercised stock options helped offset a reduction in outstanding borrowings under its principal credit line by $205,000. Payments of $224,000 on long-term obligations were made in accordance with such agreements.

Any cash needed to fund operations, over and above that generated by operating activities, is provided by the Company's revolving bank line of credit. The line provides for borrowing up to $2,000,000, limited by eligible accounts receivable. The borrowing base limit was approximately $1,274,000 at March 31, 1997. Borrowings bear interest at the bank's prime rate. Interest is paid monthly. Borrowings under the line were $350,000 at March 31, 1997 and $555,000 at June 30, 1996. The Company anticipates that cash requirements during fiscal 1997 will be less than its available credit facility.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Rehabilicare was held at 3:30 p.m. on Tuesday, February 25, 1997. Shareholders holding 4,079,494 shares, or approximately 87% of outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

a. Election of Directors

The following nominees were elected to serve as members of the Board of Directors until the annual meeting of shareholders in 1997 or until such time as a successor may be elected:

                      FOR        WITHHOLD/
                                  AGAINST
                    ---------    ---------

                    4,069,244      10,250   Donn Berkeland

                    4,068,431      11,063   William Hibbs

                    4,069,244      10,250   Richard Jahnke

                    4,065,931      13,563   David Kaysen

                    4,069,244      10,250   John Maley

                    4,070,134       9,360   Robert Wingrove

b. Amendment to 1988 Restated Stock Option Plan

Shareholders approved an amendment to the 1988 Restated Stock Option
Plan increasing the number of shares of the Company's common stock available for issuance thereunder by 100,000 shares by a vote of 4,031,706 in favor, 36,088 opposed, and 11,700 abstained.

No other matters were brought to a vote during the meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No exhibits are required to be filed with this Form 10-QSB.

The Company filed a report on Form 8-K on January 17, 1997 announcing a change in its independent accountants from Arthur Andersen LLP to Price Waterhouse.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   REHABILICARE INC.


                                   /s/  David B. Kaysen
                                   -------------------------------------------
                                   David B. Kaysen
                                   President and Chief Executive Officer


                                   /s/  W. Glen Winchell
                                   -------------------------------------------
                                   W. Glen Winchell
                                   Vice President of Finance
                                   (Principal Financial and Accounting Officer)



Date: May 7, 1997