Form 10-K/A
period 1997-06-30
REHABILICARE INC
filed 1997-09-30
CIK 64578

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB A1

           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1997

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

                                  Yes_X_ No___

Check if disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's revenues for the Fiscal Year Ended June 30, 1997 totaled $10,991,105.

The aggregate market value of voting stock held by non-affiliates of registrant as of September 16, 1997 was approximately $16,667,000 (based upon the last sale price of such stock on such date as reported by the NASDAQ National Market System). The number of shares of the Company's $.10 par value common stock outstanding as of September 16, 1997 was 4,870,002.

Transitional Small Business Disclosure Format (Check One):

Yes___ No_X_

                        Report of Independent Accountants
                        ---------------------------------


    August 8, 1997

    To the Board of Directors and
     Shareholders of Rehabilicare, Inc.

    In our opinion, the accompanying balance sheet and the related statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Rehabilicare, Inc. at June 30, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

    PRICE WATERHOUSE LLP

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------



To Rehabilicare Inc.:

We have audited the accompanying balance sheet of Rehabilicare Inc. (a Minnesota corporation) as of June 30, 1996, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rehabilicare Inc. as of June 30, 1996, and the results of their operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




                                                            ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
    August 9, 1996

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to it Form 10-KSB for the fiscal year ended June 30, 1997 to be signed on its behalf by the undersigned, hereunto duly authorized.

                                           REHABILICARE INC.


Dated:  September 30, 1997            By:  /s/W. Glen Winchell
                                           -------------------------------------
                                           W. Glen Winchell
                                           Vice President of Finance