Form 10KSB
period 1997-06-30
REHABILICARE INC
filed 1997-10-20
CIK 64578

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

                                  Yes_X_ No___

Check if disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The  Company's  revenue  for  the  Fiscal  Year  Ended  June  30,  1997  totaled
$10,991,105.

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

Yes___  No_X_

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     Rehabilicare Inc. (the Company) was incorporated as Medical Devices, Inc. pursuant to the laws of the State of Minnesota in 1972. Its name was changed to Rehabilicare Inc. in November 1994. The Company is a designer, manufacturer and provider of electromedical pain management and rehabilitation products and services used for clinical, home health care and occupational medicine applications.

BACKGROUND

         Electrotherapy devices such as those marketed by the Company have broad application in both the rehabilitation of injured and atrophied muscles and the relief of chronic and acute pain. Transcutaneous electrical nerve stimulation
(TENS) devices have been prescribed by physicians and used by physical therapists, athletic trainers and other treating clinicians in pain management for over 25 years. These devices have traditionally been designed to be worn at home by patients with chronic pain problems. The distribution of TENS products was, for many years, dominated by small, regional home health care dealers who purchase products from manufacturers and rent or resell those products to treating clinicians or, upon receipt of a physician's prescription, directly to patients. When portable neuromuscular stimulators (NMS) were introduced in the early 1980s, the same distribution techniques were employed.

         During the late 1980s, amounts reimbursed for TENS rentals or purchases were reduced by a number of insurance carriers and margins for manufacturers began to erode. As a result, most TENS manufacturers began to distribute their products directly to patients through various health care providers and to bill the patients' insurance carriers directly. In such direct rentals and sales, the manufacturer typically makes consignment inventory available at the clinic. When a treating clinician determines that a specific device is beneficial to a patient, he or she obtains a physician's prescription. The product is then taken home by the patient for in-home therapy. The Company believes that patient acceptance and profit margins are improved significantly through direct distribution.

         In addition to the change in distribution techniques utilized by the electrotherapy device industry, the type of devices available for home use has expanded. Physical therapists have long employed a number of electromedical treatment modalities using large clinical units, including interferential stimulation, pulsed galvanic and microcurrent. Traditionally, patients were required to visit the clinic to use these machines because they were expensive and not portable. With the introduction of the Company's compact portable products, these clinical therapies became available for home application. The Company believes that the acceptance and use of electrotherapy devices in home therapy, particularly in rehabilitation, will continue to increase as these devices are enhanced to provide additional modalities and application systems to address a broader range of conditions and injuries.

BUSINESS STRATEGY

         The Company has implemented several strategies designed to encourage the growth of its business and enhance profitability:

            o A division of the Company was established in 1991 to rent or sell its rehabilitation and pain management devices directly to patients through physicians, physical therapists and other health care providers. These direct rentals and sales substantially increased the Company's margins and now represent a majority of the Company's revenue.

            o The Company has expanded its product offerings beyond the traditional TENS and muscle stimulation products offered by other electrotherapy companies to include the additional treatment modalities of interferential stimulation, pulsed galvanic and microcurrent. The Company plans to continue to evaluate and develop compact, portable versions of other electrotherapy modalities that can extend the ability of health care providers to offer home health care.

            o The Company is developing diagnosis based products designed to enhance the application of its electrotherapy products for specific injuries and conditions. The Company currently sells a TENS unit for use in controlling pain in child birth through a distributor in the United Kingdom under the BabiTENS name.

            o The Company began manufacturing many of its own electrodes during fiscal 1994 in order to improve operating margins and provide additional quality control.

            o During the last half of fiscal 1996, the Company began marketing an electrotherapy product designed for early intervention and rehabilitation of cumulative trauma injuries to the wrist. The Company received a patent on its CTDx(TM) Electrostimulation System which includes a SmartBrace(TM) wrist splint, SmartBrace electrodes and the CTDx electrical stimulation device. This system can be used at the work site or clinics which focus on occupational and industrial medicine.

            o During the latter part of fiscal 1997, the Company began marketing another proprietary electromedical stimulator designed for use on knees immediately after surgery. The Ortho Dx(TM) Electrotherapy System combines a high-volt pulsed current to increase local blood circulation and help deal with post-surgical swelling with a neuromuscular stimulator to re-educate and strengthen key muscle groups in the leg.


PRODUCTS

         The Company offers a number of electrotherapy devices for rehabilitation as well as several products for chronic and acute pain management. These products consist of small, portable, battery-powered electrical pulse generators which are connected by wires to electrodes placed on the skin. Rehabilitation products accounted for approximately 41% percent of total revenue in fiscal 1997 and 47% in fiscal 1996. Pain management products accounted for approximately 25% percent of total revenue in fiscal 1997 and 24% in fiscal 1996. The balance of the Company's revenue resulted from the sale of accessories used with treatment modalities.

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

         NEUROMUSCULAR STIMULATION DEVICES. NMS devices, such as the Company's NM III(TM), are designed to activate muscles for rehabilitation purposes. Neuromuscular stimulation has proven effective in producing controlled involuntary muscle contractions which assist in maintaining the strength and mobility of a limb and preventing deterioration of muscle tissue in patients who are unable to perform voluntary muscle contractions. Physicians have also prescribed neuromuscular stimulation in a variety of circumstances to improve muscle tone, increase joint mobility, and accelerate recovery from traumatic injury. Common uses of NMS therapy include muscle re-education associated with common knee injuries; relaxation of muscle spasms in the neck, shoulder and pelvic girdle; reduction of swelling (edema); reduction of spasticity; and increase in range of motion when limitation in joint rotation is due to soft tissue shortening.

         PULSED GALVANIC DEVICES. The Company's pulsed galvanic device, the GV II(TM), provides paired electrical pulses instead of the single electrical pulses provided by conventional NMS devices. Each pulse is much stronger and can achieve higher voltages than NMS devices. Pulsed galvanic is a treatment modality used by many physical therapists to reduce edema and pain associated with sciatica, post-operative arthroscopic surgery, spinal fusion and degenerative neck discs.

         INTERFERENTIAL STIMULATION DEVICES. Interferential is another form of electrical stimulation commonly used in physical therapy. The Company's IF II(TM) interferential stimulator consists of two channels of fixed and variable frequencies, and delivers a continuous, high energy output that provides deep tissue penetration and creates a soothing, mild heating action in the affected area. The IF II is used for the treatment of pain and edema; to increase blood flow and reduce muscle spasm associated with lower back problems, knee repairs, shoulder pain and tennis elbow; and for podiatric applications.

PAIN MANAGEMENT PRODUCTS

         Electrotherapy products for pain management, primarily TENS devices, are also offered as portable wearable devices or as Plexus modalities. The Company is continually enhancing such devices to incorporate new technology and to enhance their usability.

         TRANSCUTANEOUS ELECTRICAL NERVE STIMULATION DEVICES. TENS devices have been used as a non-narcotic alternative or supplement to drug therapy for the relief of chronic and acute pain for over 25 years. Although TENS is not effective for every patient or every condition, medical professionals have generally accepted TENS as an effective treatment for chronic or acute pain resulting from a variety of medical conditions. These devices are most frequently used to treat persistent conditions such as low back pain, joint stiffness and muscle spasm. Physicians have also prescribed TENS for pain resulting from a variety of other conditions including abdominal surgery, post-operative pain, tendonitis, phantom limb pain and child birth. TENS devices generally reduce pain during treatment and for a period of time following usage but do not cure the cause of the pain.

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

         In addition to its reusable TENS devices, the Company has developed and markets FasTENS(TM), a disposable acute pain management device for treatment of post-operative pain. There are more than 500,000 orthopedic surgical procedures done each year, virtually all of which require the use of narcotic pain medication. FasTENS is a safe and effective adjunct therapy for post-operative orthopedic pain control. The Company believes that the use of FasTENS can decrease the amount of narcotic pain medication needed, providing significant benefits to the patient and cost savings to all parties concerned. Powered by a lithium battery activated by a pull tab, FasTENS provides five to seven days of treatment in continuous use. Upon completion of the therapy, FasTENS can be discarded or returned to the Company for recycling.

         The Company has an OEM contract with a distributor in the United Kingdom for the use of a modified TENS unit (BabiTENS) manufactured by the Company for pain control during labor and child birth. That device is now being distributed through a large pharmacy chain as a widely accepted alternative to narcotic pain management.

MICROCURRENT DEVICES

         Microcurrent is a low level form of electrical stimulation that is very well respected by certain clinicians. Because microcurrent provides stimulation below sensory nerve levels, there is no noticeable sensation during its use. Many patients have claimed significant relief from pain and edema associated with soft tissue injury using microcurrent where other treatment modalities have failed. The Company began producing its own home microcurrent device (HMC(TM)) in late 1994.

ACCESSORIES

         Users of medical rehabilitation and pain management devices require various accessories. The Company sells self-adhesive and reusable electrode pads, disposable electrodes, electrode leadwires, disposable batteries, rechargeable batteries, and a power pack which eliminates the need for batteries in a number of the Company's devices. The Company started manufacturing its own line of electrodes late in fiscal 1994 and purchases other electrodes and accessories from outside suppliers. Accessories, including those provided at clinics with initial product rentals, accounted for approximately 34% of revenue in fiscal 1997 and 29% in fiscal 1996.

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

DIRECT DISTRIBUTION

         The Company offers referring clinicians a wide range of equipment for their clinical and home electrotherapy needs. The cornerstone of this direct marketing approach is the Plexus base station. The clinician uses the Plexus base station and a variety of treatment modalities to determine which modality provides the most effective therapy to the patient. The clinician then arranges for the patient's physician to provide a prescription for use of the modality at home. The home modality is identical to the clinical version, thus allowing a continuity of care from clinic to home. The Company believes this approach to clinical training before home use has many benefits for both the treating clinician and patient:

            o Valuable clinician time is not devoted to repeat therapies over an extended time period, providing the clinician with additional time for new patients.

            o Patient compliance, or proper use of the modality, is enhanced because the patient is trained in the use of the product at the clinic and is allowed to experience the sensation resulting from proper use.

            o The patient's satisfaction is enhanced through contact with the Company's patient care and clinical staff, ensuring continued proper use of the product, adequacy of patient supplies and product maintenance.

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

         To supplement the assistance offered by the new patient sales department, the Company employs clinicians who communicate with patients by phone from a purely clinical perspective and respond to calls from patients to ensure products are working and used properly. This department then reports to the prescribing clinician, allowing the clinician to contact the patient to alter therapy, as appropriate.

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

         The Company continues its efforts to expand international sales through the use of foreign distributors. Beginning in fiscal 1995, the Company's distributor in the United Kingdom established a relationship with a large pharmacy chain which utilizes the services of midwives and specifically trained advisors to acquaint women with the advantages of electrotherapy during labor and delivery. During fiscal 1997 the Company increased its sales to that distributor by 32% as the program continued to expand. The Company is also attempting to expand international sales in Western Europe.

NEW PRODUCT DEVELOPMENT

         The Company's research and development efforts have been directed primarily at developing new lines of electrotherapy products for rehabilitation applications. Efforts are being focused on developing enhancements of existing products for use with specific diagnosed medical problems. The Company's first development effort in diagnosis based products was a product line designed for cumulative trauma disorders, such as carpal tunnel syndrome. During fiscal 1996, it received a patent on its CTDx Electrostimulation System. That system includes a SmartBrace wrist splint, SmartBrace electrodes and a CTDx electrical stimulation device. It provides a non-narcotic, non-invasive and conservative treatment for wrist pain. The system can be effectively used at the work site or in a clinic specializing in occupational and industrial medicine. Similar applications for other areas affected by repetitive stress are currently being studied. Its second product in that area is the Ortho Dx Electrotheraphy System designed to speed the recovery from knee-surgery and, at the same time, reduce the costs of such procedures.

         Efforts by governmental agencies, insurance companies and others to reduce health care spending have affected, and will continue to affect, the Company's operating results. The cost of a significant portion of medical care in the United States is funded by government, such as Medicare and Medicaid, and by health maintenance organizations and private insurers. Governmentally imposed limits on reimbursement of hospitals and other health care providers have significantly impacted their spending budgets. Under certain government insurance programs, a health care provider is reimbursed a fixed sum for services rendered in treating a patient, regardless of the actual charge for such treatment. Private third-party reimbursement plans are also developing increasingly sophisticated methods of controlling health care costs through redesign of benefits and exploration of more cost effective methods of delivering health care. In general, these government and private cost containment measures have caused health care providers to be more selective in the purchase of medical products.

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

         As a manufacturer of medical devices, the Company is also subject to certain other FDA regulations, and its manufacturing processes and facilities are subject to continuing review by the FDA to ensure compliance with Good Manufacturing Practices regulations. The Company believes that its manufacturing and quality control procedures substantially conform to the requirements of the FDA regulations. New regulations have been adopted and now are very similar to the international quality standards set forth in ISO 9000. The Company has received certification of its compliance with ISO 9001, EN46001 and the Medical Device Directives.

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

PROPRIETARY RIGHTS

         In July 1996, the Company received U.S. Patent approval of its new CTDx Electrostimulation System which includes the SmartBrace wrist splint, SmartBrace electrodes and CTDx electrical stimulation device. This is the Company's first patent on an electrotherapy product. During fiscal year 1997 the Company submitted several more patent applications for approval. These applications are pending. The Company believes that the United States Patent and Trademark offices could conclude that many of its other products utilize presently existing technology and that the cost of processing a patent application for all products could not be justified by the limited protection it would provide. The Company hopes to continue to keep its products competitive by revising the technology that they utilize.

COMPETITION

         Numerous other companies currently manufacture and distribute electrotherapy rehabilitation and pain management devices. Some of these competitors have greater resources and name recognition than the Company and may be better able to respond to changing market and industry conditions. In addition, these companies may have greater experience in employing a direct method of distribution and may benefit from established relationships in this distribution channel. The Company believes that its principal competitors in the electrotherapy pain management market and in the NMS portion of the electrotherapy rehabilitation market are Empi, Inc. and Staodyn, Inc. The Company competes in these markets primarily on the basis of service and the variety and quality of its product offerings. The electrotherapy rehabilitation market for modalities other than NMS, such as interferential, pulsed galvanic and microcurrent, is more fragmented and more difficult to define. The Company believes that its ability to offer all of these modalities is in contrast to the focus of its principal competitors. The Company further believes that there are no dominant competitors for these other modalities and that the number of modalities it offers, together with the distinctive features of its products, allow it to compete favorably in this market.

EMPLOYEES

         As of September 16, 1997, the Company had 92 full time employees, including 26 in sales and marketing, 8 in research and development, 32 in manufacturing, and 26 in finance and administration. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's corporate headquarters is located in New Brighton, Minnesota, a suburb of St. Paul. The Company owns a 30,000 square foot facility constructed during fiscal 1995. The facility includes approximately 5,000 square feet of expansion space. All operations other than field sales activities are conducted in this building. In the opinion of management, the Company's properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company has, from time to time, been a party to certain claims, legal actions and complaints arising in the ordinary course of business. Management does not believe that the resolution of such matters has had or will have a material impact on the Company's results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the Company's shareholders during the quarter ended June 30, 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The common stock of the Company trades on The Nasdaq Stock Market under the symbol REHB. The following table sets forth the high and low closing sale prices of the Company's common stock for the periods indicated, as quoted by
Nasdaq:

                                        Closing Sale Price
                                        ------------------
                                        High           Low
                                        ----           ---
Fiscal year ending June 30, 1997
         First Quarter                  4 5/16         3
         Second Quarter                 4 1/4          2 3/8
         Third Quarter                  4 1/4          2 7/8
         Fourth Quarter                 3 3/4          2 3/4


                                        Closing Sale Price
                                        ------------------
                                        High           Low
                                        ----           ---
Fiscal year ending June 30, 1996
         First Quarter                  4              2 1/2
         Second Quarter                 4              2 1/4
         Third Quarter                  5 1/4          3 1/2
         Fourth Quarter                 4 3/4          3 3/8

         The last sale price reported by Nasdaq on September 16, 1997 was $3.6875. As of September 16, 1997, there were approximately 380 shareholders of record (not including beneficial holders) and the Company estimates there were approximately 1,000 beneficial holders.

         The Company has never declared or paid a cash dividend on its Common Stock. The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company has designed, manufactured and distributed electrotherapy products for clinical and home health care uses for over 25 years. Its product line focused primarily on pain management until the late 1980s when it was expanded to include a variety of rehabilitation products. Management believes that the rehabilitation market, including occupational medicine applications, is growing more rapidly than the pain management market, thus providing greater potential for revenue growth.

         Historically, the Company distributed its products primarily through sales to regional home health care dealers which resold them to health care providers or patients upon prescription by physicians. In fiscal 1992, the Company began distributing directly to patients. Clinical versions of the Company's electrotherapy modalities are placed with physicians, physical therapists and other health care providers who refer home versions of those modalities to patients after determining the most appropriate treatment. An inventory of home units is left on consignment with such providers.

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

RESULTS OF OPERATIONS

         The following table sets forth information from the statement of operations as a percentage of revenue for the periods indicated:

                                                  Year Ended June 30
                                                  ------------------
                                                  1997          1996
                                                  ----          ----

         Net sales and rental revenue             100.0%        100.0%
         Cost of sales and rentals                 25.1          26.8

         Gross profit                              74.9          73.2

         Operating expenses -
             Selling, general and administrative   60.8          59.9
             Research and development               4.8           5.7
                  Total operating expenses         65.6          65.6

         Operating income                           9.3           7.6

         Other expense                              1.8           2.5

         Provision for income taxes                 2.4           1.9

         Net income                                 5.1           3.2


COMPARISON OF YEAR ENDED JUNE 30, 1997 TO YEAR ENDED JUNE 30, 1996

         Revenue was $10,991,000 in fiscal 1997, a 26% increase from $8,703,000 in fiscal 1996. Net sales and rental revenue from direct distribution to patients increased 31% to $8,835,000 from $6,733,000 and accounted for approximately 80% of total revenue in fiscal 1997 and 77% in fiscal 1996. The increase was due primarily to a 23% increase in the number of new patients receiving the Company's products in fiscal 1997. Revenue from the Company's traditional dealer business increased 9% to $2,156,000 from $1,970,000 during fiscal 1997. That increase was equally spread between domestic and international sales.

         Gross profit was $8,231,000 or 75% of revenue in fiscal 1997 compared with $6,370,000 or 73% of revenue in fiscal 1996. Margins on dealer business were 48% in fiscal 1997 and 50% in fiscal 1996. The variance is due primarily to product mix. Margins on direct sales and rentals were 80% in both fiscal 1997 and fiscal 1996.

         Selling, general and administrative expenses increased 28% to $6,683,000 in fiscal 1997 from $5,210,000 in fiscal 1996. As a percent of revenue, those expenses increased from 60% to 61% of sales due primarily to additional provision for uncollectible receivables recorded during the year. The Company also incurred additional marketing expense in connection with the introduction of its new CTDx product line.

         Research and development expense was $528,000 or 5% of revenue in fiscal 1997 compared with $495,000 or 6% of revenue in fiscal 1996. The additional expense related to expansion of the CTDx product line and development of the new Ortho Dx product.

         Operating income was $1,021,000 in fiscal 1997 compared with $665,000 in fiscal 1996 as a result of the increase in revenues and careful management of costs and expenses. Net income was $564,000 in fiscal 1997 compared with $282,000 in fiscal 1996. The effective income tax rate of 32% for fiscal 1997 was lower than the 37% effective rate for fiscal 1996 due to creation of a tax advantaged Foreign Sales Corporation (FSC) and a reduction of excess liability recorded in previous years.

COMPARISON OF YEAR ENDED JUNE 30, 1996 TO YEAR ENDED JUNE 30, 1995

         Revenue was $8,703,000 in fiscal 1996, a 6% decrease from $9,249,000 in fiscal 1995. Net sales and rental revenue from direct distribution to patients decreased 6% to $6,733,000 from $7,158,000 and accounted for approximately 77% of total revenue in both fiscal 1996 and fiscal 1995. The decrease in revenue was due primarily to a change in mix of business with fewer sales and more rentals. Revenue from the Company's traditional dealer business decreased 6% to $1,970,000 from $2,091,000 during fiscal 1995. The decrease resulted from a decline in the number of domestic distributors for the Company's products as the health care market continued to change and consolidate.

         Gross profit was $6,370,000 or 73% of revenue in fiscal 1996 compared with $6,466,000 or 70% of revenue in fiscal 1995. Margins on dealer business were 50% in fiscal 1996 and 47% in fiscal 1995. The variance is due primarily to product mix as selling prices were not increased and production costs were essentially the same in both years. Margins on direct sales and rentals were 80% in fiscal 1996 and 77% in fiscal 1995. That improvement resulted largely from reduced depreciation expense as much of the clinical equipment approached the end of the estimated useful life originally adopted.

         Selling, general and administrative expenses increased 2% to $5,210,000 in fiscal 1996 from $5,089,000 in fiscal 1995. As a percent of revenue, those expenses increased from 55% to 60% of sales due primarily to additional provision for uncollectible receivables recorded during the fourth quarter. The Company also incurred additional expense to recruit and train an expanded sales force.

         Research and development expense was $495,000 or 6% of revenue in fiscal 1996 compared with $423,000 or 5% of revenue in fiscal 1995. The additional expense related to development of the new CTDx product line.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company generated cash of $545,000 from operations in fiscal 1997 after using cash of $525,000 in fiscal 1996. The change was primarily attributable to a decrease of $127,000 in inventories during fiscal 1997 compared with an increase of $760,000 in inventories during fiscal 1996. The cash required to increase inventories in fiscal 1996 related to both clinical units and consignment units required to expand the direct distribution business. A more stable number of sales representatives and efforts to utilize inventories more efficiently provided cash in fiscal 1997. The change in cash during fiscal 1997 was also attributable to the increase in net income, less the impact of a decrease in depreciation from $252,000 to $149,000, plus a decrease in the provisions for deferred income taxes from $233,000 to $79,000

         Operations have previously required significant amounts of cash to fund increases in receivables. Net receivables increased $345,000 in fiscal 1997 and $301,000 in fiscal 1996. During fiscal 1997, the Company provided an additional $1,362,000 for uncollectible receivables and wrote off $1,419,000 of accounts it considered uncollectible, for a net decrease of $57,000 in the reserve for uncollectible accounts. As a percent of receivables, the reserve therefore decreased from 21% to 19%. During fiscal 1996, the Company had increased its net reserve for uncollectible accounts by $811,000, from 12% to 21% of receivables.

          The reserve for uncollectible accounts is determined after considering various factors including historical trends, relationship and experience with insurance or other third party payors and patient responsibility for charges. The Company believes that its current reserve for uncollectible accounts is adequate. However, it will be necessary to continue maintaining a significant reserve to cover instances where the extent of insurance coverage cannot be verified prior to distributing home units to patients.

         Cash of $162,000 was used in investing activities in fiscal 1997 compared with $110,000 in fiscal 1996. Most of the usage related to purchases of property and equipment and expenses related to new patents.

         Financing activities used cash of $369,000 in fiscal 1997 compared with providing $612,000 of cash in fiscal 1996. The Company entered into a $600,000 term loan agreement in fiscal 1996, primarily to finance its increase in inventories. In fiscal 1997, the Company repaid $292,000 of long-term debt, including that term loan, and also paid $215,000 on its revolving bank line of credit compared with payments of $95,000 in fiscal 1996. The line of credit provides for borrowings up to $2,000,000, limited by eligible accounts receivable. At June 30, 1997, the borrowing base limit was approximately $1,519,000 Borrowings under the line were $340,000 at June 30, 1997 and $555,000 at June 30, 1996. The Company anticipates that cash requirements during fiscal 1998 will be less than its available credit facility.

SAFE HARBOR STATEMENT PURSUANT TO THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

         This report contains "forward-looking statements" within the meaning of Federal securities laws. The forward looking statements are subject to risks and uncertainties, including, but not limited to, the risks related to fluctuations in the Company's quarterly operating results; inventory and receivables requirements for direct billed medical equipment sales; volatility in the markets for electrotherapy; the effects of reimbursement and other governmental or private agency actions on the Company's sales; competition and other risks that may be detailed in the Company's filings with the Securities and Exchange Commission.

ITEM 7.  FINANCIAL STATEMENTS.

         The following financial statements and financial statement schedules are attached as a separate section immediately following the signature page of this Annual Report on Form 10-KSB:

         Report of Independent Accountants
         Balance Sheets as of June 30, 1997 and 1996
         Statements of Operations for the years ended June 30, 1997 and 1996 Statement of Changes in Stockholders' Equity for the years ended June
            30, 1997 and 1996
         Statements of Cash Flows for the years ended June 30, 1997 and 1996 Notes to Financial Statements
         Supplemental  Schedule for the years ended June 30, 1997 and 1996:
            Schedule II - Valuation and Qualifying Accounts

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)OF THE EXCHANGE ACT.

 DIRECTORS
                            Director     Principal occupation and business
       Name          Age     since        experience for past five years
------------------- -----  ----------    ----------------------------------

Robert C. Wingrove   65    June 1972     Chairman of the Board of the Company
                                         since 1984; Chief Technical Officer of
                                         the Company since 1990.

William R. Hibbs     54    August 1989   Partner with the Dorsey & Whitney law
                                         firm (counsel to the Company) since
                                         1974.

David B. Kaysen      48    March 1992    President and Chief Executive Officer
                                         of the Company since March 1992.

Donn O. Berkeland    39    June 1992     Founder, President and Chief Executive
                                         Officer of Two Rivers Center, Inc. (an
                                         outpatient physical therapy and sports
                                         medicine clinic located in Coon Rapids,
                                         Minnesota) since 1981.

John H. P. Maley     62    December 1996 Chairman of Magister Corporation (a
                                         developer and marketer of consumer
                                         healthcare products) since July 1995;
                                         from March 1976 to December 1994,
                                         Chairman and CEO of Chattanooga Group
                                         (a manufacturer of physical therapy
                                         products).

Richard E. Jahnke    49    January 1997  President and Chief Operating Officer
                                         of CNS, Inc. (a manufacturer of
                                         consumer products, including the
                                         Breathe Right nasal strip) since 1993;
                                         from 1991 to 1993, Executive Vice
                                         President and Chief Operating Officer
                                         of Lemna Corporation (a manufacturer
                                         of waste water treatment systems).

 EXECUTIVE OFFICERS

       Name             Age                     Position
--------------------   -----  ------------------------------------------------

Robert C. Wingrove      65    Chairman and Chief Technical Officer

David B. Kaysen         48    President and Chief Executive Officer

W. Glen Winchell        50    Vice President of Finance and
                              Chief Financial Officer

William J. Sweeney      54    Vice President of Sales and Marketing

See the biographical information on Messrs. Wingrove and Kaysen under Directors.

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

Mr. Wingrove, an officer of the Company, filed late a report on Form 4 reporting exercise of an option to purchase 30,000 shares of the Company's common stock and his related surrender of 19,535 shares of such stock as consideration for the exercise price. The Company believes that, except with respect to the foregoing report, its executive officers and directors complied with all applicable Section 16(a) filing requirements during and with respect to the fiscal year ended June 30, 1997.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth the cash and noncash compensation awarded to or earned by the Chief Executive Officer of the Company and each executive officer of the Company who earned salary and bonus in excess of $100,000 during the fiscal year ended June 30, 1997.

SUMMARY COMPENSATION TABLE

                                                                     Long-Term
                                        Annual Compensation         Compensation
                                        -------------------             (2)           All
                                                                    ------------     Other
       Name and                                          Other                    Compensation
  Principal Position       Year   Salary     Bonus    Compensation  Options (3)       (4)
  ------------------       ----   ------     -----    ------------  -----------       ---

David B. Kaysen            1997   $163,125  $28,260        -           15,000        $750
  President and Chief      1996    155,531     -           -           15,000         904
  Executive Officer        1995    141,659     -           -           15,000         420

Robert C. Wingrove         1997   $125,800  $19,042        -           10,000        $753
  Chief Technical          1996    121,500     -           -           10,000         842
  Officer                  1995    115,500     -           -           15,000         524

W. Glen Winchell           1997   $ 97,692  $16,302        -            5,000        $759
  Vice President of        1996     91,875     -           -           10,000         788
  Finance and Chief        1995     79,000    1,280        -           20,000         500
  Financial Officer

William J. Sweeney         1997   $ 90,599  $16,325     20,000 (1)     10,000        $763
  Vice President of Sales  1996     20,249     -           -           30,000          -
  and Marketing (5)

----------

(1)        Represents relocation expense allowance.

(2) The Company did not award any restricted stock or make any long-term incentive payments to executives.

(3) Represents the number of shares of Company common stock that can be purchased upon the exercise of stock options granted during the year.

(4)        Represents Company contributions to a 401 (k) plan.

(5) Mr. Sweeney was employed as Vice President of Sales and Marketing in April 1996.


OPTION GRANTS IN FISCAL 1997

The following table sets forth information relating to options granted during the twelve months ended June 30, 1997 to the executive officers listed in the Summary Compensation Table.

                   Number of     % of Total Options
                    Shares           Granted to
                  Underlying        Employees in
   Name             Options          Fiscal Year        Exercise Price        Expiration Date
--------------   -------------  -------------------   ------------------    ------------------

Mr. Kaysen          15,000             23.1%                 $3.3125               9/9/01

Mr. Wingrove        10,000             15.4%                 $3.3125               9/9/01

Mr. Winchell         5,000             7.7%                  $3.3125               9/9/01

Mr. Sweeney         10,000             15.4%                 $3.3125               9/9/01


OPTION EXERCISES IN FISCAL 1997 AND FISCAL YEAR-END OPTION VALUES

The following table summarizes the value of options held at the end of fiscal 1997 by the executive officers named in the Summary Compensation Table.

                                                                                         Value of Unexercised
                                                  Number of Unexercised                  In-the-Money Options
                    Shares                     Options at End of Fiscal 1997           at End of Fiscal 1997 (2)
                   Acquired      Value         -----------------------------           -------------------------
                      on        Realized
      Name         Exercise       (1)        Exercisable         Unexercisable    Exercisable        Unexercisable
----------------- ----------- ------------- ------------------------------------ ----------------------------------

Mr. Kaysen         100,000      $162,500       30,000               30,000          $34,688            $20,625

Mr. Wingrove        80,000      $111,250       23,000               22,000          $28,000            $17,000

Mr. Winchell          -            -           41,000               24,000          $54,688            $25,000

Mr. Sweeney           -            -           14,000               26,000           $ 375             $ 1,500

    --------

    (1)      Represents the difference  between fair market value at date of exercise and the exercise price.

    (2)      Represents the difference between $3.50 (the last sales price at June 30, 1997) and the exercise price multiplied by the number of shares

    (3) The Company loaned Mr. Kaysen $162,500 for the acquisition of these shares pursuant to a promissory note secured by 85,729 shares of Company common stock owned by Mr. Kaysen and bearing interest at the prime rate.

SEVERANCE AGREEMENTS

The Company has entered into Severance Pay Agreements with Mr. Kaysen, Mr. Winchell and Mr. Sweeney which provide for certain payments in the event of a change in control of the Company and the subsequent termination of the executive by the Company without cause or voluntarily by the executive for good reason, all as defined in the agreements. The terms of the agreement are two years. The payments to be made in such event would be (i) the base salary earned and unpaid through the date of termination; (ii) any earned and unpaid bonus with respect to the fiscal year preceding the termination; (iii) a pro rata portion of any bonus that would have been earned in the current fiscal year based on annualizing the Company's financial and business performance through the date of termination; (iv) any accrued vacation not taken; and (v) an amount equal to two times Mr. Kaysen's and one times Mr. Winchell's and Mr. Sweeney's average annualized cash compensation for the most recent five taxable years ending before the date of change in control, or such portion of such period during which such executive performed services for the Company. The agreements provide that no amounts be paid which would constitute "excess parachute payments" within the meaning of Section 280G of the Internal Revenue Code of 1986 as amended, or any successor provision or regulations promulgated thereunder.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of September 16, 1997, certain information with respect to beneficial ownership of the Company's Common Stock as to (i) each person or entity known by the Company to own beneficially more than 5% of the Company's Common Stock; (ii) each director of the Company; (iii) each executive officer of the Company named in the Summary Compensation Table; and
(iv) all executive officers and directors as a group. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

                                 Shares Beneficially
                                      Owned (1)              Percent Owned
                                ----------------------    -------------------
Woodland Partners LLC                865,200 (2)                17.8
60 South Sixth Street
Minneapolis, MN  55402

U.S. Bancorp                         424,450 (3)                 8.7
601 Second Avenue South
Minneapolis, MN  55402

Heartland Advisors, Inc.             400,000                     8.2
790 North Milwaukee Street
Milwaukee, WI  53202

Robert K. Anderson                   360,660                     7.4
8070 No. Coconino
Paradise Valley, AZ 85253

Robert E. Buuck                      272,500 (4)                 5.6
9900 Bren Road East, Suite 421
Minneapolis, MN 55343

Robert C. Wingrove                   209,684                     4.3

David B. Kaysen                      128,010                     2.6

W. Glen Winchell                      63,012                     1.3

William J. Sweeney                    20,000                      *

William R. Hibbs                      81,499                     1.7

Donn O. Berkeland                     25,000                      *

John H. P. Maley                       4,500                      *

Richard E. Jahnke                      4,500                      *

All Directors and Officers           536,205                    10.6
as a group (8 persons)

  *Less than 1%

(1)    Includes for Mr. Wingrove, Mr. Kaysen, Mr. Winchell, Mr. Sweeney,
       Mr. Hibbs, Mr. Berkeland, Mr. Maley, Mr. Jahnke and all directors and officers as a group, 32,000 shares; 42,000 shares; 58,000 shares; 20,000 shares; 12,500 shares; 12,500 shares; 4,500 shares; 4,500 shares;and 186,000 shares, respectively, which can be purchased by exercise of options which become exercisable within 60 days.

(2)    Woodland Partners LLP has sole voting power for 732,100 of these shares.

(3) Includes 3,750 shares for which First Bank System, Inc. has shared dispositive power.

(4) Includes 187,500 shares held by the Buuck Family Partnership of which Mr. Buuck is the trustee.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

William R. Hibbs, a director of the Company, is a partner of Dorsey & Whitney LLP. Dorsey & Whitney LLP provides legal services to the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Index of Exhibits

Number                   Description
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

 10.4 First Amendment dated January 10, 1995 to Contract for Private Redevelopment dated October 20, 1994 between the Company and the City of New Brighton, Minnesota (f)

 10.5 Agreement for the Loan of Economic Recovery Funds dated October 20, 1994 between the Company and the City of New Brighton, Minnesota, together with $199,900 Note and Mortgage (e)

 10.6 First Amendment dated December 19, 1994 to Agreement for the Loan of Economic Recovery Funds dated October 20, 1994 between the Company and the City of New Brighton, Minnesota, together with $199,900 Note and Mortgage (f)

 10.7 Subordination Agreement dated March 3, 1996 between the City of New Brighton and Twin Cities-Metro Development Company, as authorized representative of the U.S. Small Business Administration
          (SBA) (f)

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

10.11 Credit Agreement dated December 1, 1994 between the Company and Norwest Bank Minnesota, N.A. (f)

10.12 First Amendment dated June 27, 1996 to Credit Agreement dated December 1, 1994 between the Company and Norwest Bank Minnesota, N.A.(g)

10.13     Form of Severance Pay Agreement (h)

10.14 Stock Pledge Agreement and Promissory Note dated March 11, 1997 between the Company and David B. Kaysen

 23.1     Consent of Independent Public Accountants - Price Waterhouse LLP

 23.2     Consent of Independent Public Accountants - Arthur Andersen LLP

   99 Safe Harbor Statement pursuant to the Private Securities Litigation Reform Act of 1995

-------------------------------------------------------------------------------

  (a) Incorporated by reference to the Company's Form 10 filed with the Commission on June 27, 1988 (File Number 0-9407)

  (b) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1988 (File Number 0-9407)

  (c) Incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 1992 (File Number 0-9407)

  (d) Incorporated by reference to the Company's Registration Statement on Form S-2 filed on June 24, 1993 (File Number 33-64884)

  (e) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1994 (File Number 0-9407)

  (f) Incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 1995 (File Number 0-9407)

  (g) Incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 1996 (File Number 0-9407)

  (h)     Management contract




             (b) Reports on Form 8-K.  No reports on Form 8-K were filed  during the quarter ended June 30, 1997.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                REHABILICARE INC.


Dated:  September 25, 1997        By:    /s/ David B. Kaysen
                                         ---------------------------------------
                                         David B. Kaysen
                                         President and Chief  Executive Officer


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

                    NAME                                         TITLE                                 DATE
                    ----                                         -----                                 ----

                                                   Chairman, Chief Technical
/s/ Robert C. Wingrove                             Officer and Director                     September 25, 1997
---------------------------------------------
Robert C. Wingrove


/s/ David B. Kaysen                                President, Chief Executive Officer       September 25, 1997
---------------------------------------------
David B. Kaysen
                                                   Vice President of Finance
                                                   (Principal Financial and
/s/ W. Glen Winchell                               Accounting Officer)                      September 25, 1997
---------------------------------------------
W. Glen Winchell


/s/ Donn O. Berkeland                              Director                                 September 25, 1997
---------------------------------------------
Donn O. Berkeland


                                                   Director                                 September 25, 1997
---------------------------------------------
William R. Hibbs



/s/ Richard E. Jahnke                              Director                                 September 25, 1997
---------------------------------------------
Richard E. Jahnke



/s/ John H.P. Maley                                Director                                 September 25, 1997
---------------------------------------------
John H.P. Maley



                                Rehabilicare Inc.

                           Financial Statements as of
                           June 30, 1997 and 1996 and
                              Supplemental Schedule
                             Together With Report of
                         Independent Public Accountants

                        Report of Independent Accountants


    August 8, 1997

    To the Board of Directors and
     Shareholders of Rehabilicare, Inc.

    In our opinion, the accompanying balance sheet and the related statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Rehabilicare, Inc. at June 30, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of the Company for the year ended June 30, 1996 were audited by other independent accountants whose report dated August 9, 1996 expressed an unqualified opinion on those statements.

    PRICE WATERHOUSE LLP

                                REHABILICARE INC.

                          BALANCE SHEETS AS OF JUNE 30

       ASSETS                         1997         1996        LIABILITIES AND STOCKHOLDERS'        1997          1996
                                  -----------  -----------            EQUITY                     -----------   ------------

CURRENT ASSETS:                                              CURRENT LIABILITIES:
  Cash                             $  46,529   $   32,553      Note payable                      $  340,000    $   555,000
  Receivables, less reserve for                                Current maturities of
   uncollectible accounts of                                     long-term debt                     296,250        293,890
   $1,353,000 and $1,410,000       5,850,686    5,506,121      Accounts payable                     472,674        529,523
                                                               Accrued liabilities -
                                                                Payroll                             213,296         87,954
  Inventories -                                                 Commissions                         185,015        178,118
   Raw materials                     497,206      542,439       Taxes                               197,573        145,120
   Finished goods                  2,032,210    2,056,868       Other                                52,693         95,461
                                   ---------    ---------                                            ------         ------
  Deferred income tax benefit        575,000      496,000
  Prepaid expenses                   216,998      260,749         Total current liabilities       1,757,501      1,885,066
                                     -------      -------
                                                               LONG-TERM DEBT                     1,957,834      2,251,908
     Total current assets          9,218,629    8,894,730
                                                               COMMITMENTS AND CONTINGENCIES
                                                                 (Note 7)
 PROPERTY AND EQUIPMENT:
  Land                               150,000      150,000      STOCKHOLDERS' EQUITY:
  Building                         1,615,431    1,607,885      Preferred stock, not par value;
  Clinical and rental equipment    1,296,295    1,353,851       authorized 5,000,000 shares;
  Production equipment               822,026      783,894       none issued and outstanding           -              -
  Office furniture and equipment   1,052,711    1,001,605      Common stock, $.10 par value;
                                   ---------    ---------       authorized 10,000,000 shares;
                                   4,936,463    4,897,235       issued and outstanding 4,853,590
  Less accumulated depreciation                                 and 4,670,288 shares                485,359        467,029
   and amortization               (2,618,667)  (2,470,155)     Additional paid-in capital         5,546,759      5,264,448
                                  ----------   ----------      Less note receivable from
     Total property and equipment  2,317,796    2,427,080       officer/stockholder                (162,500)         -
                                                               Retained earnings                  2,017,101      1,453,359
  Intangible assets                   28,129        -                                             ---------      ---------

  Other assets                        37,500        -            Total stockholders' equity       7,886,719      7,184,836
                                 -----------  -----------                                         ---------      ---------
                                 $11,602,054  $11,321,810                                       $11,602,054    $11,321,810
                                 ===========  ===========                                       ===========    ===========

The accompanying notes are an integral part of these balance sheets.

                                REHABILICARE INC.

                            STATEMENTS OF OPERATIONS

                           For the Years Ended June 30


                                                     1997            1996
                                                ------------     ------------

NET SALES AND RENTAL REVENUE                    $ 10,991,105     $ 8,703,418

COST OF SALES AND RENTALS                          2,759,633       2,333,704
                                                   ---------       ---------

     Gross profit                                  8,231,472       6,369,714

OPERATING EXPENSES:
   Selling, general and administrative             6,682,899       5,209,753
   Research and development                          527,845         495,398
                                                     -------         -------
                                                   7,210,744       5,705,151
                                                   ---------       ---------

     Income From Operations                        1,020,728         664,563

OTHER INCOME (EXPENSE):
   Interest expense                                 (249,233)       (231,632)
   Other income                                       57,247          14,332
                                                      ------          ------
                                                    (191,986)       (217,300)
                                                    --------        --------

     Income before income taxes                      828,742         447,263

PROVISION FOR INCOME TAXES                           265,000         165,000
                                                     -------         -------

     Net income                                 $    563,742     $   282,263
                                                ============     ===========


NET INCOME PER  COMMON SHARE AND COMMON SHARE   $       0.12     $      0.06
EQUIVALENTS                                     ============     ===========


WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON       4,886,714       4,868,633
SHARE EQUIVALENTS OUTSTANDING                      =========       =========

The accompanying notes are an integral part of these financial statements.

                                REHABILICARE INC

                  Statements of Changes in Stockholders' Equity

                           For the Years Ended June 30



                                                                                              Note
                                                                            Additional     Receivable
                                                   Common Stock              Paid-In      From Officer/    Retained
                                              Shares         Amount          Capital       Stockholder     Earnings       Total
                                           ----------------------------    ------------   -------------  ------------  -----------

BALANCE, June 30, 1995                      4,609,001      $  460,900       $5,116,962    $               $1,171,096    $6,748,958
 Exercise of stock options and related
  tax benefits                                 52,490           5,249          124,899         -               -           130,148
 Common stock issued through Employee
  Stock Purchase Plan                           8,797             880           22,587         -               -            23,467
 Net income                                       -               -                -           -             282,263       282,263
                                           ------------   -------------    -------------  -------------  ------------  -----------

BALANCE, June 30, 1996                      4,670,288         467,029        5,264,448         -           1,453,359     7,184,836

 Exercise of stock options and related
  tax benefits                                181,965          18,196          277,618       (162,500)         -           133,314
 Common stock issued through Employee
  Stock Purchase Plan                           1,337             134            4,693         -               -             4,827
 Net income                                       -               -                  -         -             563,742       563,742
                                           ------------   -------------    -------------  -------------   -----------  -----------

BALANCE, June 30, 1997                      4,853,590     $   485,359       $5,546,759     $ (162,500)     $2,017,101   $7,886,719
                                            =========     ===========       ==========     ==========      ==========   ==========


The accompanying notes are an integral part of these financial statements


                                REHABILICARE INC.

                            STATEMENTS OF CASH FLOWS

                           For the Years Ended June 30

                                                      1997             1996
                                                  ------------     ------------
OPERATING ACTIVITIES
  Net income                                       $ 563,742        $ 282,263

    Adjustments  to reconcile net income
    to net cash generated by or used in
    operating activities:
      Depreciation                                   148,512          252,020
      Deferred income taxes                          (79,000)        (233,000)
      Loss on  disposition  of property
      and  equipment                                                    2,478
      Changes in current assets and liabilities:
       Receivables                                  (344,565)        (300,836)
       Inventories                                   127,447         (730,453)
       Prepaid expenses                               43,751           23,062
       Accounts payable                              (56,849)          43,389
       Accrued liabilities                           141,924          136,104
                                                     -------          -------
         Net cash generated by or used in
          operating activities                       544,962         (524,973)
                                                     -------         --------
INVESTING ACTIVITIES
  Purchase of property and equipment, net            (96,784)        (109,891)
  Increase in intangible assets                      (28,129)           -
  Increase in other assets                           (37,500)           -
                                                     --------        ---------

         Net cash used in investing activities      (162,413)        (109,891)
                                                    --------         --------
FINANCING ACTIVITIES
   Principal borrowings (repayments) on
     long-term debt, net                            (291,714)         553,098
   Proceeds from (payments on) line of credit, net  (215,000)         (95,000)
   Proceeds from exercise of stock options           133,314          130,148
   Proceeds from purchases of stock by employees       4,827           23,467
                                                       -----           ------
         Net cash provided or used in financing
          activities                                (368,573)         611,713
                                                    --------          -------

         Net increase (decrease) in cash              13,976          (23,151)

CASH AT BEGINNING OF YEAR                             32,553           55,704
                                                      ------           ------

CASH AT END OF YEAR                                $  46,529       $   32,553
                                                   =========       ==========
SUPPLEMENTAL DISCLOSURES
 Cash paid during the year for:
   Interest                                        $ 249,233       $  231,632
                                                   =========       ==========
   Income taxes                                    $ 284,183       $  125,391
                                                   =========       ==========

 The accompanying notes are an integral part of these financial statements.

                                REHABILICARE INC.
                          Notes to Financial Statements
                             June 30, 1997 and 1996


1.       ORGANIZATION:

Rehabilicare Inc. (the Company), is a designer, manufacturer and provider of electromedical pain management and rehabilitation products and services used for clinical, home health care and occupational medicine applications. The primary market for the Company's products is in the United States.


2.       Summary of Significant Accounting Policies:

REVENUE RECOGNITION

The Company generates revenue from sales of its products to medical equipment dealers and from rental or sales directly to patients and health care providers. Revenue is recognized at the time of shipment to dealers and health care providers or upon notification from a health care provider that equipment has been prescribed and provided to a patient. All revenue is recognized net of estimated sales allowances and returns.

PROVISION FOR UNCOLLECTIBLE ACCOUNTS

Revenue from rental and sale of products directly to patients and health care providers accounted for approximately 80 percent of total revenue in fiscal 1997 and 77 percent in fiscal 1996. A significant portion of the related receivables are from insurance companies or other third-party reimbursing agents. The nature of these receivables within this industry has typically resulted in long collection cycles. The Company establishes a reserve for uncollectible accounts based upon factors surrounding credit risk of specific insurance carriers, historical trends, patient responsibility and other information.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates.

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out basis) or market. Finished goods includes products held on consignment by health care providers or other third parties for rental or sale to patients.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method for financial reporting proposes and accelerated methods for income tax reporting purposes. Estimated useful lives for financial reporting purposes are as follows:

         Building                                   39 years
         Office furniture and equipment           3-10 years
         Production equipment                      3-5 years
         Clinical and rental equipment               5 years

INTANGIBLE ASSETS

Intangible assets consist primarily of patents. These assets are being amortized using the straight-line method over estimated useful lives of 14 years.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed when incurred.

EARNINGS PER SHARE

Earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding, including the dilutive effects of stock options and warrants.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments primarily consist of cash, receivables and payables for which current carrying amounts approximate fair market value. Additionally, interest rates on outstanding borrowings are at rates which approximate market rates for borrowings with similar terms and average maturities

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128 "Earnings per Share." SFAS No. 128 requires dual presentation of basic earnings per share and diluted earnings per share and is required to be adopted by the Company during fiscal 1998. Implementation of SFAS No. 128 is not expected to have a material effect on reported earnings per share.


3.       Notes Payable:

The Company maintains a revolving line of credit with a bank which provides for borrowings up to $2,000,000, limited by eligible receivables, as defined. The borrowing base limit and amounts outstanding at June 30, 1997 were $1,518,800 and $340,000, respectively. Borrowings under this line bear interest, payable monthly, at the bank's prime rate (8.5% at June 30, 1997). Amounts outstanding are collateralized by receivables, inventories, furniture and equipment. The Company was in compliance with all financial covenants contained in the credit agreement as of June 30, 1997.

Selected data on the Company's borrowings under its revolving line of credit is shown below:

                                                      1997              1996
                                                   ----------        ----------
Average balance outstanding                        $  534,000        $  817,000
Maximum balance outstanding                        $  845,000        $1,095,000
Weighted average interest rate                           8.3%              8.5%




4.       Long-Term Debt:

Long-term obligations at June 30 consisted of the following:

                                                         1997          1996
                                                     -----------   ------------
Mortgage note payable, principal and interest
due in monthly installments through May 2015,
interest at 7.37%, collateralized by the Company's
land and building                                    $  742,942    $   762,418

Mortgage note payable, principal and interest
due in monthly installments through May 2005
and a balloon payment at that date, interest
at 9.56%, collateralized by the Company's land
and building                                            734,596        749,372

Notes payable, principal and interest due in
monthly installments through June 1999,
interest at prime (8.5% at June 30, 1997),
collateralized by the Company's receivables,
inventories, furniture and equipment                    399,996        600,000

Capital lease obligations                               327,175        384,634

Other                                                    49,375         49,374
                                                         ------         ------
                                                      2,254,084      2,545,798
Less-Current maturities                                (296,250)      (293,890)
                                                       --------       --------
                                                     $1,957,834     $2,251,908
                                                     ==========     ==========

Under terms of the various loan agreements, the Company must meet certain financial covenants, including maintaining certain levels of stockholders' equity and meeting or exceeding certain financial ratios. As of June 30, 1997, the Company was in compliance with all such covenants relating to significant loan agreements.

Future maturities due in each fiscal year with respect to long-term debt, excluding obligations under capital leases, are as follows:

                  1998                           $   237,216
                  1999                               240,429
                  2000                                43,939
                  2001                                47,753
                  2002                                51,905
                  Thereafter                       1,305,667
                                                   ---------
                                                 $ 1,926,909
                                                 ===========

Capital Leases

The Company has commitments under various capital leases which bear interest at rates ranging from 6.15% to 14.1% and are payable in monthly installments through May 2002. Aggregate principal payments due in each fiscal year with respect to these obligations are as follows:


                  1998                           $  59,034
                  1999                              61,235
                  2000                              66,468
                  2001                              52,042
                  2002                              47,248
                  Thereafter                        41,148
                                                    ------
                                                 $ 327,175
                                                 =========


5.       Income Taxes:

Deferred income taxes represent the tax effects of timing differences in the recognition of revenue and expenses for financial reporting and income tax purposes. Federal tax credits are recorded as a reduction of income tax expense in the year the credits are utilized.

The following summarizes the components of the provision for taxes:

                                       1997                  1996
                                 -----------------    -------------------
Currently payable:
  Federal                            $311,000               $322,000
  State                                33,000                 76,000
Deferred                              (79,000)              (233,000)
                                      -------               --------
                                     $265,000               $165,000
                                     ========               ========

A reconciliation of the Company's reported provision for income taxes as compared to that using statutory federal rates follows:

                                       1997                  1996
                                 -------------------   -------------------
Statutory rate applied to
  income before taxes                $282,000              $152,000
State income taxes, net of
  federal tax benefit                  30,000                19,000
Other                                 (47,000)               (6,000)
                                      -------                ------
                                     $265,000              $165,000
                                     ========              ========

A summary of deferred income tax benefits as of June 30 is as follows:

                                              1997                 1996
                                         ---------------      ----------------
Deferred tax benefits arising from:
  Reserve for uncollectible accounts        $472,000              $384,000
  Accruals and other reserves                132,000               149,000
  Depreciation                               (76,000)              (84,000)
  Uniform capitalization                      47,000                47,000
                                              ------                ------
                                            $575,000              $496,000
                                            ========              ========

6.       Stockholders' Equity:

Stock Options

The Company has 925,000 shares of its common stock reserved under its 1988 Restated Stock Option Plan for issuance to key employees, consultants, or other persons providing valuable services to the Company. Options are granted at prices not less than the fair market value on the date of grant and are exercisable in cumulative installments over a term of five years.

The following table summarizes information with respect to such plan:

                                       Option Price on Dates
                                             of Grants        Number of Shares
                                       ---------------------  ----------------
Balance outstanding at June 30, 1995      $0.625 -$3.125           431,000
  Granted                                  2.625 - 4.750            97,500
  Exercised                                0.625 - 3.125           (52,500)
  Canceled                                 2.375 - 3.000           (30,500)
                                           -----   -----           -------
Balance outstanding at June 30, 1996      $0.750 -$4.750           445,500
  Granted                                 3.3125 - 4.313            92,500
  Exercised                                0.750 - 2.109          (201,500)
  Canceled                                 1.875 - 4.313            (6,000)
                                           -----   -----            ------


Balance outstanding at June 30, 1997      $0.750 - 4.750            330,500
                                                                    =======
Exercisable at June 30, 1997              $0.875 - 4.750            173,000
                                                                    =======
Available for grant at June 30, 1997                                113,840
                                                                    =======

In fiscal year 1997, the Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's stock plans. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                             1997                 1996
                                        --------------       ---------------

Net Income                As reported      $563,742              $282,263
                          Pro forma         511,041               247,943
Net income per share
                          As reported      $    .12              $    .06
                          Pro forma             .10                   .05

Pro forma net income reflects only options and other stock based awards granted in 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented because compensation cost is reflected over the options' vesting periods, which are normally five years, and compensation cost for options granted prior to fiscal year 1996 is not considered.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: dividend yield of 0%; expected volatility of 61.95%; risk-free interest rate of 6.2% and 6.0%; and expected lives of 4.5 years.

The weighted-average fair value per option at the date of grant for options granted in 1997 and 1996 was $2.01 and $1.95, respectively.

In March 1997, the Company loaned $162,500 to an officer for the exercise of certain stock options. This loan is secured by a promissory note and a pledge of 85,729 shares of Company common stock and bears interest at the bank's prime rate (8.5% on June 30, 1997). Payments are due quarterly, including accrued interest, commencing in fiscal 1998 and ending in fiscal 2001.

At June 30, 1997 the Company had 75,000 warrants outstanding to purchase shares of its common stock at $2.25 per share. The warrants expire in August 1998.

Stock Purchase Plan

The Company has reserved 200,000 authorized shares of its common stock for issuance under its Employee Stock Purchase Plan. All full-time employees are eligible to participate in the plan by having amounts deducted from their earnings. Fair value disclosures under SFAS No. 123 have not been made for shares acquired under this plan as such values are immaterial.


7.       Commitments and Contingencies:

Litigation

The Company is a party to certain claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a material impact on the financial position or results of operations of the Company.

401(k) Plan

The Company has a 401(k) plan in which substantially all employees are eligible to participate. Participants may contribute up to 15% of eligible earnings to the plan. Company contributions are 100% for the first 2% of participants' contributions and 25% for the next 4% up to a maximum matching annual contribution of $750 per participant. In addition, the Company may make additional discretionary contributions to the plan as determined annually. The Company contributed $34,399 and $27,288 to the plan for the years ended June 30, 1997 and 1996, respectively. No discretionary contributions were made for fiscal 1997 or fiscal 1996.

                                REHABILICARE INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                   For the Years Ended June 30, 1997 and 1996



                                      Balance at                              Balance
                                      Beginning        Net                   at End of
                                       of Year      Additions    Deductions     Year
                                      ----------   ----------   ----------   ----------

RESERVE FOR UNCOLLECTIBLE ACCOUNTS:
  Year ended June 30, 1996            $  599,000   $  812,000   $    1,000   $1,410,000
  Year ended June 30, 1997             1,410,000    1,362,000    1,419,000    1,353,000

RESERVE FOR WARRANTY REPAIRS:
   Year ended June 30, 1996               61,900         --         16,900       45,000
   Year ended June 30, 1997               45,000         --         15,000       30,000

RESERVE FOR INVENTORY OBSOLESCENCE:
   Year ended June 30, 1996              213,000       65,000         --        278,000
   Year ended June 30, 1997              278,000       66,020      118,920      225,100


                                                                   Exhibit 10.13


                             SEVERANCE PAY AGREEMENT

                 This Agreement is made as of the ____th day of May, 1997, between Rehabilicare Inc., a Minnesota corporation (the "Company")and _________________________("Executive").

                  WITNESSETH THAT:

                  WHEREAS, it is the purpose of this Agreement to specify the financial arrangements that the Company will provide to the Executive upon Executive's separation from employment with the Company or with a subsidiary of the Company or one of its subsidiaries under the circumstances described herein; and

                  WHEREAS, this Agreement is adopted in the belief that it is in the best interests of the Company and its shareholders to provide stable conditions of employment for Executive, thereby minimizing personnel turnover and enhancing the Company's and its subsidiaries' ability to recruit highly qualified people.

                  NOW, THEREFORE, to assure the Company that it will have the continued dedication of Executive notwithstanding the possibility, threat or occurrence of a bid to take over control of the Company, and to induce Executive to remain in the employ of the Company, and for other good and valuable consideration, the Company and Executive agree as follows:

                  1.       Term of Agreement.

                  This Agreement shall be for a two-year term commencing on the date hereof. This Agreement may be renewed for additional one-year terms thereafter upon written agreement of Executive and the Company; provided that this Agreement shall continue for at least two years after a Change of Control that occurs during the term of this Agreement.

                  2.       Termination of Employment.

                  (i) If a Change in Control (as defined in Section 3(i) hereof) occurs during the term of this Agreement and any of the following events occur within two years after such Change of Control, the terminated Executive shall be entitled to receive the cash payment provided in Section 4 hereof:

                           (a) the Company shall have exercised its right to terminate the Executive without cause; or

                           (b) the Executive  shall have  voluntarily  exercised
                  his option to terminate his employment for Good Reason (as defined in Section 3(ii) hereof). Notice of election of this option must identify the Executive who desires to terminate his employment and set forth in reasonable detail the facts and circumstances claimed to constitute Good Reason.

                  (ii) From and after the date of a Change in Control, the Company shall have the right to terminate Executive from employment at any time during the term of this Agreement for Cause (as defined in Section 3(iii) hereof), by written notice to the Executive, specifying the particulars of the conduct of Executive forming the basis for such termination, and Executive shall not be entitled to any payment pursuant to Section 4 for termination for Cause.

                  (iii) From and after the date of a Change in Control during the term of this Agreement, Executive shall not be removed from employment with the Company except as provided in Section 2(i) or (ii) hereof or as a result of Executive's Disability (as defined in Section 3(iv) hereof) or his death.

Executive's rights upon termination of employment prior to a Change in Control or after the expiration of the term of this Agreement shall be governed by the standard employment termination policy applicable to Executive in effect at the time of termination.

                  Any notice given by Executive pursuant to this Section 2 shall be effective five (5) business days after the date it is given by Executive.

                  3.       Definitions

                  (i) A "Change in Control" shall mean the occurrence of any of the following events as a result of a transaction or series of transactions:

                           (a) a change in  control  of the  Company of a nature
                  required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), whether or not the Company is then subject to such reporting requirement;

                           (b) any  "person"  (as such term is used in  Sections
                  13(d) and 14(d) of the Exchange Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company's then outstanding securities;

                           (c) individuals who at the date hereof constitute the
                  Board of Directors of the Company cease to constitute a majority thereof, provided that such change is the direct or indirect result of a proxy fight and contested election for positions on the Board; or

                           (d) the Board of Directors of the Company determines,
                  in its sole and absolute discretion, that there has been a change in control of the Company.

Provided, however, that a Change of Control that results from any acquisition, combination, merger or similar transaction under active consideration by the Board of Directors on the date of this Agreement shall not be considered a Change of Control as defined herein.

                  (ii) "Good Reason" shall mean the occurrence of any of the following events:

                           (a) the assignment to Executive of employment responsibilities which are not of comparable responsibility and status as the employment responsibilities held by Executive immediately prior to a Change in Control;

                           (b) a reduction by the Company in Executive's compensation (including a change in the form of the bonus compensation plan that makes less likely the achievement of a targeted bonus) as in effect immediately prior to a Change in Control;

                           (c) except to the extent otherwise required by applicable law, the failure by the Company, or the entity that acquires the Company, to continue in effect a material benefit or compensation plan, stock ownership plan, stock purchase plan, bonus plan, life insurance plan, health-and-accident plan or disability plan in which Executive is participating immediately prior to a Change in Control (or plans providing Executive with substantially similar benefits), the taking of any action by the Company which would adversely affect Executive's participation in, or materially reduce Executive's benefits under, any of such plans or deprive Executive of any material fringe benefit enjoyed by Executive immediately prior to such Change in Control, or the failure by the Company to provide Executive with the number of paid vacation days to which Executive is entitled immediately prior to such Change in Control in accordance with the Company's vacation policy as then in effect; or

                           (d) the failure by the Company to obtain, as specified in Section 6(i) hereof an assumption of the obligations of the Company to perform this Agreement by any successor to the Company.

For purposes of the foregoing, Executive shall not be considered to have been assigned employment of lesser responsibility if Executive manages, has control over, or serves in a similar position with a subsidiary, division or operating unit of an acquiring entity that generates revenues of comparable amounts to the revenues generated by the Company before such Change in Control. Notwithstanding the foregoing, none of the forgoing events shall be considered "Good Reason" if it occurs in connection with the Executive's death or disability.

                  (iii) "Cause" shall mean termination by the Company of Executive's employment based upon (a) the willful and continued failure by Executive substantially to perform his duties and obligations (other than any such failure resulting from his incapacity due to physical or mental illness) or
(b) the willful engaging by Executive in misconduct which is materially injurious to the Company or any of its subsidiaries, monetarily or otherwise. For purposes of this paragraph, no act, or failure to act, on Executive's part shall be considered "willful" unless done, or omitted to be done, by Executive in bad faith and without reasonable belief that his action or omission was in the best interests of the Company and its subsidiaries.

                  (iv) "Disability" shall mean any physical or mental condition which would qualify Executive for a disability benefit under the long-term disability plan of the Company or the Subsidiary.

                  4.       Benefits Upon Termination Under Section 2(i)

                  Upon the termination of the employment of Executive pursuant to Section 2(i) hereof, Executive shall be entitled to receive the benefits specified in this Section 4. The amounts due to Executive under subparagraphs
(a) and (b) of this Section 4 shall be paid to Executive not later than one business day prior to the date that the termination of Executive's employment becomes effective.

                  (a) The Company shall pay to Executive (i) the full base salary earned by him and unpaid through the date that the termination of Executive's employment becomes effective, at the rate in effect at the time written notice of termination (voluntary or involuntary) was given, (ii) any amount earned by Executive as a bonus with respect to the fiscal year of the Company preceding the termination of his employment if such bonus has not theretofore been paid to Executive, (iii) an amount equal to a pro rata portion, based on number of days elapsed, of the bonus Executive would have earned for the year in which termination is effective, assuming for purposes or calculating such bonus against any bonus or incentive plan, that the Company's financial and business performance for the current compensation year through the date of such termination is annualized, and (iii) an amount representing credit for any vacation earned or accrued by him but not taken;

                  (b) In lieu of any further base salary payments to Executive for periods subsequent to the date that the termination of Executive's employment becomes effective, the Company shall pay as severance pay to Executive a lump-sum cash amount equal to [one(1)/two (2)] times Executive's average annualized cash compensation for the period consisting of the Executive's most recent five taxable years ending before the date on which a Change in Control occurs (or such portion of such period during which Executive performed services for the Company); subject, however, to the restriction that
(i) Executive shall not be entitled under this Section 4(b) to receive more than the amount that would be owed Executive had the Company paid Executive at the rate of compensation in effect on the date of his termination for employment from the date of termination to the date of Executive's 65th birthday, and (ii) the Executive shall not be entitled to receive any amount pursuant to this Agreement which constitutes an "excess parachute payment" within the meaning of
Section 280G of the Internal Revenue Code of 1986, as amended, or any successor provision or regulations promulgated thereunder. In case of uncertainty as to whether some portion of a payment might constitute an excess parachute payment, the Company shall initially make the payment to the Executive and Executive agrees to refund to the Company any amounts ultimately determined to be excess parachute payments; and

                  (c) The Company shall also pay to Executive all legal fees and expenses incurred by Executive in seeking to obtain or enforce any right or benefit provided to Executive by this Agreement, including any and all expenses of arbitration in accordance with Section 12 below.

                  Executive shall not be required to mitigate the amount of any payment provided for in this Section 4 by seeking other employment or otherwise. The amount of any payment or benefit provided in this Section 4 shall not be reduced by any compensation earned by Executive as a result of any employment by another employer.

                  5.       Successors; Binding Agreement; Assignment.

                  (i) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise), to all or substantially all of the business and/or assets of the Company, by agreement in form and substance satisfactory to Executive, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure of the Company to obtain such agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle Executive to compensation from the Company in the same amount and on the same terms as Executive would be entitled hereunder if Executive terminated his employment after a Change in Control for Good Reason, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Termination Date. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which executes and delivers the agreement provided for in this Section 5(i) or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

                  (ii) This Agreement is personal to Executive and Executive may not assign or transfer any part of his rights or duties hereunder, or any compensation due to him hereunder, to any other person. Notwithstanding the foregoing, this Agreement shall inure to the benefit of and be enforceable by Executive's personal or legal representatives, executors, administrators, heirs, distributees, devisees and legatees.

                  6. Modification; Waiver. No provisions of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in a writing signed by Executive and such officer as may be specifically designated by the Board of Directors of the Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time.

                  8. Notice. All notices, requests, demands and all other communications required or permitted by either party to the other party by this Agreement (including, without limitation, any notice of termination of employment) shall be in writing and shall be deemed to have been duly given when delivered personally or mailed by regular, certified or registered mail, return receipt requested, at the address of the other party, as follows:

                           If to the Company, to:

                           Rehabilicare Inc.
                           1811 Old Highway 8
                           New Brighton, MN 55112

                           If to Executive, to:

                           David B. Kaysen
                           c/o Rehabilicare Inc.
                           1811 Old Highway 8
                           New Brighton, MN 55112

Either party hereto may change its address for purposes of this Section 8 by giving fifteen (15) days' prior notice to the other party hereto.

                  9. Severability. If any term or provision of this Agreement or the application hereof to any person or circumstances shall to any extent be invalid or unenforceable, the remainder of this Agreement or the application of such term or provision to persons or circumstances other than those as to which it is held invalid or unenforceable shall not be affected thereby, and each term and provision of this Agreement shall be valid and enforceable to the fullest extent permitted by law.

                  10. Headings. The headings in this Agreement are inserted for convenience or reference only and shall not be a part of or control or affect the meaning of this Agreement.

                  11. Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

                  12. Governing Law/Arbitration. This Agreement has been executed and delivered in the State of Minnesota and shall in all respects be governed by, and construed and enforced in accordance with, the laws of the State of Minnesota, including all matters of construction, validity and performance. Notwithstanding the foregoing, any dispute as to the occurrence of a "Change of Control," or as to "Good Reason," shall be settled by final and binding arbitration in accordance with the Center for Public Resources Rules for Non-Administered Arbitration of Business Disputes in effect as of the date of this Agreement by a sole arbitrator. The arbitration shall be governed by the United States Arbitration Act, 9 U.S.C. ss. 1-16, and judgment upon the award rendered by the arbitrator may be entered by any court having jurisdiction thereof. The place of arbitration shall be Minneapolis, Minnesota. The arbitrator is empowered to award damages in excess of compensatory damages.

                  13. Entire Agreement. This Agreement supersedes any and all other oral or written agreements or policies made relating to the subject matter hereof; provided that, this Agreement shall not supersede or limit in any way Executive's rights under any benefit plan, program or arrangements in accordance with their terms.
                  IN WITNESS WHEREOF, the Company has caused this Agreement to be executed in its name by a duly authorized officer, and Executive has hereunto set his hand, all as of the date first written above.

                                Rehabilicare Inc.


                                By _______________________________________
                                   Its _____________________________________





                                ------------------------------------------
                                Executive

                                                                   Exhibit 10.14


                             STOCK PLEDGE AGREEMENT


                  AGREEMENT, made this 11th day of March, 1997 by and between David B. Kaysen, a resident of Bloomington, Minnesota ("Pledgor"), and Rehabilicare, a Minnesota corporation ("Company").

                  WHEREAS, as of the eleventh day of March, 1997, Pledgor exercised that certain stock option to purchase from Company, and Company sold to Pledgor, One Hundred Thousand Shares (100,000) shares of Company's common stock, by payment to the Company of one hundred and sixty two thousand five hundred dollars ($162,500), the exercise price of such option (the "Exercise Price");

                  WHEREAS, Pledgor has delivered to Company a promissory note (the "Promissory Note") in an amount equal to, and as payment of, the Exercise Price; and

                  WHEREAS, Company has required that Pledgor grant to Company, and Pledgor is willing to grant to Company, a security interest in Eighty Five Thousand Seven Hundred Twenty Nine (85,729) shares of such common stock (the
"Pledged Shares") pursuant to this agreement as security for the payment by Pledgor of his obligations under the Promissory Note.

                  NOW THEREFORE, in consideration of the premises, the respective covenants of Company and Pledgor set forth below and for other good and valuable consideration, the receipt and adequacy of which are hereby acknowledged, Pledgor and Company agree as follows:

                  1.       Pledge of Stock.

                  1.1 Pledge. As security for the prompt payment of any amount at any time due, whether or not by acceleration, to Company from Pledgor pursuant to the Promissory Note, Pledgor hereby grants a security interest to Company in the Pledged Shares.

                  1.2 Delivery. Immediately upon execution of this agreement, Pledgor will deliver to Company the certificates representing all of the Pledged Shares, which certificates shall be endorsed in blank or with executed stock powers attached.

                  2.       Rights and Benefits of Pledged Shares.

                  2.1 General. Except as provided in section 2.2, Company shall receive and hold (by Company or by an agent of Company) the Pledged Shares and any property (including without limitation monies or securities) distributed or issued with respect to the Pledged Shares, whether as a dividend, in partial or complete liquidation, pursuant to a merger or reorganization plan or otherwise.

Pledgor shall cause any securities distributed or issued with respect to the Pledged Shares to be assigned and transferred to Company and delivered to Company in the manner provided in section 1.2, and such securities shall be subject to the terms and conditions of this agreement.

                  2.2 Voting. Unless and until a default is declared by Company pursuant to section 5, Pledgor shall be entitled to vote the Pledged Shares.

                  2.3 Assignment, Etc. Except as provided or specifically permitted herein, Pledgor shall not pledge, sell, assign, transfer or otherwise dispose of the Pledged Shares without the prior written approval of Company. Pledgor may sell the Pledged Shares at any time, provided that all of the proceeds from any such sale are applied to the Note. Company shall take such actions as are necessary to facilitate such sale, including the delivery of a certificate or certificates to a broker for Pledgor, subject to assignment of all proceeds from such sale to Company.

                  3.       Legend.

                  The certificates representing the Pledged Shares shall bear an endorsement in substantially the following form:

                  "The shares of stock represented by this certificate are pledged under, and are subject to the terms and conditions of a Stock Pledge Agreement, dated March 11, 1997, between Rehabilicare Inc. and the registered owner of this certificate as security for the performance of the registered owner's obligations under a promissory note to Rehabilicare Inc.. Such shares cannot be sold, assigned, transferred, pledged or disposed of except as provided in such Stock Pledge Agreement."

                  4.       Appointment of Company as Attorney-in-Fact.

                  Pledgor hereby appoints and constitutes Company as Pledgor's true and lawful attorney-in-fact and with full power of substitution in the premises to execute such assignments and/or endorsements of the Pledged Shares as may be necessary to effect the rights and remedies which Company has under this agreement in the event of a default under this agreement.

                  5.       Event of Default.

                  The occurrence of an event of default under the Promissory Note constitutes a default under this agreement.

                  Upon the occurrence of an event of default, Company shall have the option to declare this agreement in default and thereupon Company is authorized to exercise and shall have, in addition to the rights and remedies provided in this agreement and all other applicable rights and remedies, the rights and remedies of a secured party under the Uniform Commercial Code of the state of Minnesota and any other applicable laws. In particular, and without limitation, Company is authorized at its option and without further notice or demand, to cause the Pledged Shares to be transferred of record to Company or its agent or nominee and shall be entitled to exercise all rights of ownership in respect to the Pledged Shares and all property received with respect to the Pledged Shares. Company shall also have the right to hold and vote the Pledged Shares and, at its option and upon twenty (20) days' notice in writing to Pledgor of such default, shall have the right to sell and transfer the Pledged Shares and the property received with respect to the Pledged Shares or any portion thereof at any public or private sale, including private placement based upon investment representations, and for cash or such other consideration as Company shall, in its sole discretion, determine to be reasonable, and Pledgor shall have no right or equity of redemption in connection with any such sale; provided, however, that during such twenty (20) day period Pledgor shall have the right to cure any default by paying all obligations under the Promissory Note, together with all expenses incurred by Company including, without limitation, reasonable attorneys' fees and expenses in obtaining, holding and preparing for sale the Pledged Shares and the property received with respect to the Pledged Shares and in arranging for the sale. After deducting the expenses of such sale, including reasonable attorneys' fees, the proceeds therefrom shall be applied to the payment of Pledgor's obligations under the Promissory Note and the surplus, if any, shall be paid to Pledgor.

                  6.       Release of Collateral.

                  At such time as the Promissory Note has been paid in full, Company shall deliver the Pledged Shares and any property distributed with respect to the Pledged Shares to Pledgor in accordance with Pledgor's written directions, and Pledgor shall thereafter be discharged in full from any and all obligations under this agreement.

                  7.       Delay; Waiver.

                  All rights and remedies of Company under this agreement are cumulative and are in addition to, but not in limitation of, any rights or remedies which it may have under applicable law. No delay on the part of Company in the exercise of any right or remedy under this agreement shall operate as a waiver thereof, and no single or partial exercise by Company of any right or remedy under this agreement shall preclude other or further exercise thereof or the exercise of any other right or remedy. No waiver by Company of any right or remedy under this agreement shall be deemed to be or construed as a further or continuing waiver of such right or remedy or as a waiver of any other right or remedy.

                  8.       Cooperation.

                  Upon the execution of this agreement and at any time or from time to time thereafter, Pledgor and Company agree to cooperate in carrying out the terms of this agreement, including the execution and delivery of such further instruments and documents as may be reasonably requested in order to more effectively carry out the terms and conditions of this agreement.

                  9.       Miscellaneous.

                  This agreement shall be binding upon, and inure to the benefit of and be enforceable by Pledgor and Company and their respective successors and assigns, but this agreement shall not be assignable without written permission of the other party. The section headings are for reference purposes only and shall not in any way affect the meaning or interpretation of this agreement. This agreement shall be governed by, and, construed and enforced in accordance with, the laws of the state of ____________.

                  IN WITNESS WHEREOF, Pledgor and Company have executed this agreement as of the date set forth in the first paragraph.

                                  REHABILICARE INC.



                                  By _________________________________
                                     W. Glen Winchell, Chief Financial Officer




                                    ----------------------------------
                                    David Kaysen

                                 PROMISSORY NOTE

$162,500     Minneapolis, Minnesota
                                                                  March 11, 1997

          FOR VALUE RECEIVED, David B. Kaysen ("Maker") hereby promises to pay to the order of Rehabilicare Inc., or its successors or assigns, as the case may be ("Payee"), at 1811 Old Highway 8, New Brighton, MN 55112, or such other place as may be specified in writing by Payee, the principal sum of One Hundred Sixty Two Thousand, Five Hundred Dollars ($162,500.00) with simple interest on the outstanding principal balance at an annual rate equal to the rate of interest publicly announced by Norwest Bank Minnesota ("Bank") as its prime rate ("Prime Rate"), calculated on the basis of a 360 day year and actual days elapsed. The interest rate shall change when such Prime Rate changes and shall be effective at the beginning of the first business day of the Bank following each change in the Prime Rate.

                  The principal amount of this promissory note shall be paid in Twelve (12) equal installments of Thirteen Thousand, Five Hundred and Forty One Dollars and Sixty Six Cents ($13,541.66) each, the first of which shall be due and payable on March 11, 1998 and the remaining eleven (11) of which shall be payable quarterly thereafter on the last day of each calendar quarter commencing on June 30, 1998, until December 31, 2000, when all remaining principal and interest shall be payable. Accrued interest from the date hereof through March 11, 1998 shall be paid on March 11, 1998. Thereafter accrued interest shall be payable quarterly on the last day of each calendar quarter commencing on June 30, 1998 until the maturity date, when all accrued interest shall be due and payable.

                  Maker shall have the right to prepay all or any part of this promissory note at any time without penalty or premium, but any such prepayment shall be applied first to the payment of accrued interest then to the installments of principal due hereunder in the inverse order of maturity.

                  Upon the occurrence of an event of default, Payee may, at Payee's option, declare the unpaid principal amount of this promissory note and any accrued interest thereon immediately due and payable. The following shall constitute events of default for purposes of this promissory note:

                  (a) Failure by Maker to make timely payments of any of the installments of principal or interest due hereunder, which is not cured within fifteen (15) days after written notice of such nonpayment is delivered to Maker; or

                  (b)      There  shall  have been  filed or  commenced  against
                           Maker an involuntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect or an action shall have been commenced to appoint a receiver, liquidator, assignee, custodian, trustee, sequestrator (or similar official) of Maker or for any substantial part of Maker's property or for the winding-up or liquidation of Maker's affairs and such action or proceeding shall not have been dismissed within sixty
                           (60) days; or

                  (c) Maker shall commence a voluntary case under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect; or shall consent to the entry of an order for relief in an involuntary case under any such law; or shall consent to the appointment of or taking possession by a receiver, liquidator, assignee, trustee, custodian, sequestrator (or other similar official) of Maker or of any substantial part of Maker's property; or shall make any general assignment for the benefit of creditors; or shall take any action in furtherance of any of the foregoing; or

                  (c) Default by Maker in the performance by Maker of any of its covenants or commitments under a stock pledge agreement, dated as of the date hereof, between Maker and Payee, which default is not cured by Maker within fifteen (15) days after written notice of default is delivered to Maker.

                  This promissory note is secured by a security interest granted to Payee in Eighty Five Thousand Seven Hundred and Twenty Nine (85,729) shares of the Common Stock of Payee owned by Maker pursuant to a stock pledge agreement, dated as of the date hereof, between Maker and Payee. Nothing in such stock pledge agreement shall be deemed to diminish the Payee's rights to collect this Note from Maker without foreclosing such stock pledge and Payee shall have all rights at law and in equity necessary to enforce this note independent of the stock pledge.

                  Maker hereby waives presentment for payment, notice of dishonor, protest and notice of protest and, in the event of default hereunder, Maker agrees to pay all costs of collection, including reasonable attorneys' fees.

                  This promissory note shall be governed by the laws of the state of Minnesota.

                  IN WITNESS WHEREOF, Maker has executed this promissory note as of the date first above written.


                                           ------------------------------------
                                           David B. Kaysen

                                                                    Exhibit 23.1




                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in each Registration Statement on Form S-8 (No. 33-26053, 33-63962 and 33-63964) of Rehabilicare, Inc. of our report dated August 8, 1997 appearing in this Form 10-KSB.



PRICE WATERHOUSE LLP

Minneapolis, Minnesota
September 22, 1997

                                                                    Exhibit 23.2





                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the inclusion of our report dated August 9, 1996 in the Rehabilicare Inc. Form 10-KSB for the year ended June 30, 1997. It should be noted that we have not audited any financial statements of Rehabilicare Inc. subsequent to June 30, 1996 or performed any audit procedures subsequent to August 9, 1996, the date of our report.



                                                         ARTHUR ANDERSEN LLP



Minneapolis, Minnesota
   September 22, 1997

                                                                      Exhibit 99

            Safe Harbor Statement pursuant to the Private Securities
                         Litigation Reform Act of 1995

         Statements regarding the future prospects of the Company must be evaluated in the context of a number of factors that may materially affect its financial condition and results of operations. Disclosure of these factors is intended to permit the Company to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Most of these factors have been discussed in prior filings by the Company with the Securities and Exchange Commission. Although the Company has attempted to list the factors that it is currently aware may have an impact on its operations, other factors may in the future prove to be important and the following list should not necessarily be considered comprehensive.

         FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company has experienced quarterly fluctuations in operating results and anticipates that these fluctuations will continue. These fluctuations have been caused by various factors, including the buying patterns of the Company's target market; the number and timing of new product introductions and enhancements by the Company and its competitors; the effects of industry evaluations and publicity; the timing of product orders and shipments; marketing and promotional programs; and economic conditions in the regions in which the Company does business. A significant portion of the Company's operating expenses is relatively fixed in nature and planned expenditures are based primarily on sales forecasts. If revenue does not meet the Company's expectations in any given quarter, operating results may be adversely affected.

         DISTRIBUTION SYSTEMS. The Company has consigned inventory to approximately 2,200 clinics for direct distribution to patients. Although the Company attempts to obligate such clinics to monitor the inventory, it has experienced inventory losses in each year since it has commenced direct distribution and expects such losses to continue. Further, the Company generally experiences increased inventory loss with dissatisfied or terminated sales agents and there can be no assurances that its reserves for lost inventory are adequate.

         In addition, because private and government health care reimbursement entities (health insurance carriers) require a substantial amount of time to approve reimbursement for sale and rental of products, the Company's accounts receivable have grown significantly in recent years. The Company has added personnel to deal with collections and record keeping and has established reserves, which it believes are adequate, for uncollectible receivables and lost inventory. Nevertheless, there can be no assurances that the Company can continue to generate increasing revenue; that all the revenue it generates can be collected; that its reserves for uncollectible accounts will be adequate; or that its relationships with clinics can be maintained.

         VOLATILE MARKETS. The electrotherapy pain management market is a relatively mature and competitive market, subject to significant fluctuations in profitability caused by foreign competition, questions of therapeutic efficacy, governmental regulation and private rates of reimbursement. The electrotherapy rehabilitation market is an evolving and fragmented market with a number of different companies offering competing treatments without any clear indication of industry preference. There can be no assurance that the Company will ever be able to capture a significant portion of the pain management market or that it can establish a significant position in the electrotherapy rehabilitation market.

         NEW PRODUCTS. The Company recently introduced its CTDx Electrostimulation System and is currently engaged in an intensified marketing program with a number of potential industrial users of such product. Although the Company has commissioned a clinical study that supports the efficacy of the CTDx, the market for electrotherapy solutions to carpal tunnel syndrome is in its infancy and the Company is faced with a considerable educational effort in selling this product. Because of the youth of the market and this electrotherapy application, the sales cycle has been longer than anticipated for the CTDx. The Company anticipates that sales will require less effort and support once the product is more widely used, but can give no assurances to such affect.

         COMPETITION. Competition in the medical device industry from other electrotherapy pain management and rehabilitation device companies, as well as from pharmaceutical companies and biotechnology companies, is intense. The market for the Company's products, and particularly its pain management products, is extremely competitive. Although the Company believes that the rehabilitation products it sells distinguish it from its competitors, there can be no assurance that the Company will be able to compete effectively in the sale or rental of its products.

         REIMBURSEMENT RATES. Most of the Company's products are sold or rented on prescription and the sales or rental price is reimbursed to the Company or its dealers by the patients' insurers. Both private insurers and the United States Government as the administrator of Medicare and Medicaid will reimburse patients for the cost of such products based on scheduled rates that they have established. Generally the Company, and other providers of medical products, attempt to sell and lease their products at prices approximating these reimbursement rates. Nevertheless, private and government payers are increasingly vigorous in their attempts to contain health care costs through limitations on the level of reimbursement and scrutiny of items submitted for reimbursement. In some instances, such payers have made determinations that a form of electrotherapy is not an acceptable form of treatment and have refused all reimbursement for that electrotherapy modality. To the extent such private insurers or Medicare or Medicaid decrease the rate of reimbursement or refuse reimbursement with respect to any product or line of products, the Company's profit margins and revenues will be adversely effected.

         CLINICAL EFFICACY. TENS sales were negatively affected several years ago, and may continue to be affected, by publications questioning the efficacy of TENS for pain relief. The mechanism through which a number of electrotherapy modalities relieve pain is not precisely understood and although studies generally indicate that TENS and other modalities offered by the Company are effective in relieving chronic pain, there can be no assurance that contrary studies or publicity will not negatively impact sales in the future. Such studies have, and can be expected to continue to have, a negative impact on reimbursement.

         GOVERNMENTAL REGULATION. The Company's products are subject to changing Federal regulation governing the use, marketing and sale of medical products. Generally, medical products must be "substantially equivalent" to existing medical products or will be subject to an extensive premarket approval process that often requires clinical testing. The Company has received approval from the Food and Drug Administration (FDA) for ability to market its existing products, including its CTDx and Ortho Dx, based on substantial equivalence. Nevertheless, there can be no assurance that approval to market such products for broader medical applications, or other products the Company may introduce, will be granted on such basis. The FDA also regulates the manufacture of medical devices under its "good manufacturing practices" regulations and requires that the manufacturing process follow certain pre-established procedures. The FDA and state regulatory bodies also regulate the form of advertisement and methods used to sell and distribute medical products. Although the Company believes that its manufacturing processes comply with good manufacturing practices and that all of its advertising and sales practices comply with applicable law, a contrary finding by a regulatory body could have an adverse effect on its operations.

         PRODUCT LIABILITY. Like most producers of medical products, the Company faces the risk of product liability claims and unfavorable publicity in the event that the use of its products causes injury or has other adverse effects. Although the Company has product liability insurance for risks of up to $2,000,000 and has not been subject to any material claims for product liability, there can be no assurance that it will be able to avoid product liability exposure.

         LACK OF PROPRIETARY PROTECTION. The Company holds only one patent and has filed one other application but has not applied for protection on any of the technology incorporated into the other products that it currently offers, although it may seek protection for certain technology in the future. In the absence of proprietary protection, the Company is vulnerable to competitors that may attempt to copy its products.

         In addition, although the Company has never been the subject of a suit for patent or trademark infringement and does not believe that the technology incorporated into its products infringes upon the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertion will not result in royalty payments or costly litigation.

         DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant extent upon certain key personnel, including Mr. Kaysen, its President and Chief Executive Officer. The loss of Mr. Kaysen, or other key management or technical personnel, could adversely affect the Company's business. In addition, the Company's success will depend on its ability to attract and retain skilled personnel in all areas of its business. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

         LIMITED PUBLIC MARKET/POSSIBLE VOLATILITY OF STOCK PRICE. To date there has been only a limited trading market in the Company's Common Stock. The Company believes that factors such as new product announcements by the Company and quarter-to-quarter variations in financial results could cause the market price of the Common Stock to fluctuate substantially. In addition, the stock market in general has recently experienced significant price and volume fluctuations unrelated to the performance of individual companies. Broad market fluctuations as well as general economic or political conditions may adversely affect the market price of the Common Stock.