Form 10QSB
period 1997-09-30
REHABILICARE INC
filed 1997-10-31
CIK 64578

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period Ended September 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____________ to______________.

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months or for such shorter period that the registrant was required to file such reports and
(2) has been subject to such filing requirements for the past 90 days.
Yes_X_ N0_

The number of shares outstanding for each of the Issuer's classes of common stock as of September 30, 1997 was:

Common Stock, $.10 par value                                  4,870,002 Shares


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):
Yes________No___X__

ITEM 1.  FINANCIAL STATEMENTS

                                REHABILICARE INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                               September 30,        June 30,
                                                 1997                 1997
                                             --------------      --------------
ASSETS
CURRENT ASSETS
   Cash                                     $       19,253      $       46,529
   Receivables, less reserve for
   uncollectible accounts of
   $1,376,000 and $1,353,000                     6,177,037           5,850,686
   Inventories -
      Raw materials                                479,822             497,206
      Finished goods                             1,968,101           2,032,210
   Deferred income tax benefit                     575,000             575,000
   Prepaid expenses                                156,124             216,998
                                             -------------       -------------
         Total current assets                    9,375,337           9,218,629

PROPERTY AND EQUIPMENT                           5,092,956           4,936,463
   Less accumulated depreciation                (2,669,340)         (2,618,667)
                                             -------------       -------------
         Total property and equipment            2,423,616           2,317,796

Intangible assets                                   28,129              28,129
Other assets                                        37,500              37,500
                                             -------------       -------------

                                              $ 11,864,582        $ 11,602,054
                                              ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Note payable                             $      645,000       $     340,000
   Current maturities of long-term debt            293,951             296,250
   Accounts payable                                327,586             472,674
   Accrued liabilities -
      Payroll                                      138,140             213,296
      Commissions                                  176,717             185,015
      Taxes                                        279,444             197,573
      Other                                         48,879              52,693
                                            --------------       -------------
         Total current liabilities               1,909,717           1,757,501

LONG-TERM DEBT                                   1,882,779           1,957,834

STOCKHOLDERS' EQUITY
      Common stock                                 487,000             485,359
      Additional paid-in capital                 5,568,650           5,546,759
      Less note receivable from
      officer/stockholder                         (162,500)           (162,500)
      Retained earnings                          2,178,936           2,017,101
                                            --------------       -------------

         Total stockholders' equity              8,072,086           7,886,719
                                            --------------       -------------

                                              $ 11,864,582        $ 11,602,054
                                              ============        ============

                                REHABILICARE INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended
                                                         September 30
                                              ----------------------------------

                                                    1997              1996
                                               ------------       ------------

NET SALES AND RENTAL REVENUE                    $ 2,929,902        $ 2,344,760

COST OF SALES AND RENTALS                           758,028            616,910
                                               ------------       ------------
         Gross profit                             2,171,874          1,727,850

    OPERATING EXPENSES:
       Selling, general and administrative        1,757,134          1,307,167
       Research and development                     119,828            120,904
                                               ------------       ------------
          Total Operating Expenses                1,876,962          1,428,071
                                               ------------       ------------

         Income from operations                     294,912            299,779

    OTHER INCOME (EXPENSE):
       Interest expense                             (56,787)           (71,860)
       Other income                                   6,710              6,252
                                               ------------       ------------

         Income before income taxes                 244,835            234,171
    PROVISION FOR INCOME TAXES                       83,000             84,000
                                               ------------       ------------
         Net income                             $   161,835        $   150,171
                                               ============       ============


    NET INCOME PER COMMON SHARE AND
    COMMON SHARE EQUIVALENTS                    $      0.03         $     0.03
                                               ============       ============

    WEIGHTED AVERAGE NUMBER OF COMMON
    AND COMMON SHARE EQUIVALENTS
    OUTSTANDING                                   4,948,443          4,856,757
                                               ============       ============

                                REHABILICARE INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                        Three Months Ended
                                                           September 30
                                                     ------------------------

                                                         1997         1996
                                                     ------------- -----------
OPERATING ACTIVITIES
  Net income                                          $ 161,835    $ 150,171
    Adjustments to reconcile net income to net cash
    generated by or used in operating activities:
      Depreciation                                       50,673       72,164
      Changes in current assets and liabilities:
        Receivables                                    (326,351)    (190,229)
        Inventories                                      46,456       81,176
        Prepaid expenses                                 60,874      (15,550)
        Accounts payable                               (145,088)    (155,801)
        Accrued liabilities                              (5,397)    (121,317)
                                                      ---------    ---------
          Net cash used in operating activities        (156,997)    (179,386)
                                                      ---------    ---------


INVESTING ACTIVITIES
  Purchase of property and equipment, net              (121,456)     (18,040)
                                                      ---------    ---------
FINANCING ACTIVITIES
  Principal payments on long-term debt, net             (77,355)     (76,748)
  Proceeds from (payments on) line of credit, net       305,000      265,000
  Proceeds from exercise of stock options                11,874        3,062
  Proceeds from purchases of stock by employees          11,658         --
                                                      ---------    ---------
    Net cash provided by financing activities           251,177      191,314
                                                      ---------    ---------

    Net decrease in cash                                (27,276)      (6,112)

CASH AT BEGINNING OF PERIOD                              46,529       32,553
                                                      ---------    ---------
CASH AT END OF PERIOD                                 $  19,253    $  26,441
                                                      =========    =========
SUPPLEMENTAL DISCLOSURES
 Cash paid during the period for:
   Interest                                           $  56,787    $  71,860
                                                      =========    =========

   Income taxes                                       $     170    $ 187,900
                                                      =========    =========

                                REHABILICARE INC.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997



     Note A

     The amounts set forth in the preceding financial statements are unaudited as of and for the periods ended September 30, 1997 and 1996, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the periods presented. Such results are not necessarily indicative of results for the full year. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying financial statements of the Company should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Results of Operations

     The  following  table  sets  forth   information  from  the  statements  of
     operations as a percentage of revenue for the periods indicated:

                                         Three Months Ended
                                             September 30
                                       -------------------------

                                            1997     1996
                                          --------  -------

Net sales and rental revenue               100.0%   100.0%
Cost of sales and rentals                   25.9     26.3
Gross profit                                74.1     73.7
Operating expenses -
   Selling, general and administrative      60.0     55.7
   Research and development                  4.1      5.2
     Total operating expenses               64.1     60.9

Operating income                            10.0     12.8
Other expense                                1.7      2.8
Provision for income taxes                   2.8      3.6
Net income                                   5.5      6.4

     Revenue was $2,930,000 for the first quarter of fiscal 1998, a 25% increase from $2,345,000 in the first quarter of fiscal 1997. Net sales and rental revenue from direct distribution to patients increased 24% to $2,449,000 from $1,970,000 and accounted for approximately 84% of total revenue for the first quarter in both fiscal years. The increase was due primarily to a 19% growth in the number of new patients. Revenue from the Company's traditional dealer business, excluding international, increased by 27% in fiscal 1998 from the first quarter of fiscal 1997 due primarily to increased purchases by several key dealers. International sales were minimal in the first quarter of both fiscal years.

     Gross profit increased 26% to $2,172,000 or 74% of revenue in the first quarter of fiscal 1998 compared with $1,728,000 or 74% of revenue in the first quarter of fiscal 1997. Margins on dealer business were 52% compared with 46% in the first quarter of fiscal 1997, reflecting an increase in sales of more profitable products. Margins on direct sales and rentals were 80% for the first quarter of fiscal 1998 compared with 79% in fiscal 1997. This improvement resulted from an increased volume of higher margin accessory sales.

     Selling, general and administrative expenses increased 34% to $1,757,000 in the first quarter of fiscal 1998 from $1,307,000 in fiscal 1997. As a percent of revenue, those expenses increased from 56% to 60%. The increase resulted primarily from an increased provision for uncollectible retail receivables and marketing costs related to the CTDx and the new Ortho Dx product lines.

     Operating income was $295,000 in fiscal 1998 compared with $300,000 in fiscal 1997. Net income was $162,000 in fiscal 1998 compared with $150,000 for the first quarter of fiscal 1997. The effective tax rate of 34% for fiscal 1998 was lower than the 36% effective rate for fiscal 1997 due to the use of a tax advantaged Foreign Sales Corporation (FSC) and a reduction of excess liability recorded in previous years.


     Financial Condition, Liquidity, and Capital Resources

     The Company used cash of $157,000 in operations during the first quarter of fiscal 1998. The Company used $179,000 of cash in the same quarter of fiscal 1997.

     Operations have previously required significant amounts of cash to fund increases in receivables. Cash was used to fund increases in net receivables of $326,000 in the first quarter of fiscal 1998 and $190,000 in the first quarter of fiscal 1997. During the first quarter of fiscal 1998, the Company provided an additional $268,000 for uncollectible receivables and wrote off $244,000 of accounts it considered uncollectible. As a percent of receivables, the reserve decreased from 21% in fiscal 1997 to 18% in fiscal 1998.

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

     During the first quarter of fiscal 1998, a decrease of $145,000 in accounts payable was partially offset by decreases in inventory of $46,000 and prepaid expenses of $61,000.

     Cash of $121,000 was used in investing activities in fiscal 1998 compared with $18,000 in fiscal 1997. Most of the usage related to the purchase of new computer software and hardware for the Company's manufacturing and accounting systems.

     Financing activities provided cash of $251,000 in fiscal 1998 and $191,000 in fiscal 1997. The Company repaid $77,000 of long-term debt in the first quarter of fiscal 1998 and fiscal 1997. The Company maintains a line of credit which provides for borrowing up to $2,000,000, limited by eligible accounts receivable. At September 30, 1997, the borrowing base limit was approximately $1,663,000. Borrowings under the line were $640,000 on September 30, 1997 and $340,000 at June 30, 1996. The Company anticipates that cash requirements during fiscal 1998 will be less than its available credit facility.

     Safe Harbor Statement pursuant to the Private Securities Litigation Reform Act of 1995.

     This report contains "forward-looking statements" within the meaning of Federal securities laws. The forward looking statements are subject to risks and uncertainties, including, but not limited to: the risks related to fluctuations in the Company's quarterly operating results; inventory and receivables requirements for direct billed medical equipment sales; volatility in the markets for electrotherapy; the effects of reimbursement and other governmental or private agency actions on the Company's sales; competition and other risks that may be detailed in the Company's Form 10-KSB for the year ending June 30, 1997 or in other filings with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     No exhibits are required to be filed with this Form 10-QSB. The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                 REHABILICARE INC.



                                  /s/ David B. Kaysen
                                -----------------------------------------------
                                  David B. Kaysen
                                  President and Chief Executive Officer



                                  /s/ W. Glen Winchell
                                -----------------------------------------------
                                   W. Glen Winchell
                                   Vice President of Finance
                                   Principal Financial and Accounting Officer








     Date:   October _30_, 1997