Form 10QSB
period 1997-12-31
REHABILICARE INC
filed 1998-02-17
CIK 64578

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period Ended December 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _________ to __________.

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months or for such shorter period that the registrant was required to file such reports and
(2) has been subject to such filing requirements for the past 90 days.
 Yes X     No

The number of shares outstanding for each of the Issuer's classes of common stock as of December 31, 1997 was:

Common Stock, $.10 par value                                    4,871,002 Shares


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):
Yes        No  X

ITEM 1.  FINANCIAL STATEMENTS

                                                              REHABILICARE INC.
                                                               BALANCE SHEETS
                                                                 (Unaudited)
                                                                                             December 31,             June 30,
                                                                                                 1997                   1997
                                                                                            --------------          -------------
ASSETS
CURRENT ASSETS
   Cash                                                                                     $       69,601          $     46,529
   Receivables, less reserve for uncollectible accounts of $ 1,372,000
      and $1,273,000                                                                             6,532,341             5,850,686
   Inventories -
      Raw materials                                                                                434,337               497,206
      Work in Process                                                                               40,454                 ---
      Finished goods                                                                             1,870,552             2,032,210
   Deferred income tax benefit                                                                     575,000               575,000
   Prepaid expenses                                                                                275,192               216,998
                                                                                            --------------          ------------
         Total current assets                                                                    9,797,477             9,218,629

PROPERTY AND EQUIPMENT                                                                           4,809,267             4,936,463
   Less accumulated depreciation and amortization                                               (2,419,764)           (2,618,667)
                                                                                            --------------            ----------
         Total property and equipment                                                            2,389,503             2,317,796

Intangible assets                                                                                   27,454                28,129
Other assets                                                                                        37,500                37,500
                                                                                            --------------          ------------

                                                                                            $   12,251,934          $ 11,602,054
                                                                                            ==============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Note payable                                                                             $      680,000          $    340,000
   Current maturities of long-term debt                                                            293,643               296,250
   Accounts payable                                                                                543,131               472,674
   Accrued liabilities -
      Payroll                                                                                      178,705               213,296
      Commissions                                                                                  131,530               185,015
      Taxes                                                                                        275,644               197,573
      Other                                                                                         84,704                52,693
                                                                                            --------------          ------------
         Total current liabilities                                                               2,187,357             1,757,501

LONG-TERM DEBT                                                                                   1,809,649             1,957,834

STOCKHOLDERS' EQUITY
      Common stock                                                                                 487,100               485,359
      Additional paid-in capital                                                                 5,571,675             5,546,759
      Less note receivable from officer/stockholder                                               (162,500)             (162,500)
      Retained earnings                                                                          2,358,653             2,017,101
                                                                                            --------------          ------------

         Total stockholders' equity                                                              8,254,928             7,886,719

                                                                                            --------------          ------------

                                                           REHABILICARE INC.

                                                       STATEMENTS OF OPERATIONS
                                                             (Unaudited)
                                                    Three Months Ended                             Six Months Ended
                                                        December 31                                   December 31
                                              --------------------------------              --------------------------------

                                                    1997            1996                         1997              1996
                                              ---------------  ---------------              ---------------   ---------------
NET SALES AND RENTAL REVENUE                   $   3,102,104    $   2,752,995                $   6,032,006     $   5,097,755

COST OF SALES AND RENTALS                            846,715          726,031                    1,604,743         1,342,941
                                               -------------    -------------                -------------     -------------
     Gross profit                                  2,255,389        2,026,964                    4,427,263         3,754,814


OPERATING EXPENSES:
   Selling, general and administrative             1,818,661        1,603,428                    3,575,795         2,910,595
   Research and development                          127,476          134,117                      247,304           255,021
                                               -------------    -------------                -------------     -------------
                                                   1,946,137        1,737,545                    3,823,099         3,165,616
                                               -------------    -------------                -------------     -------------

     Income from operations                          309,252          289,419                      604,164           589,198


OTHER INCOME (EXPENSE):
   Interest expense                                  (58,587)         (66,423)                    (115,374)         (138,283)
   Other income                                       20,052           17,143                       26,762            23,395
                                               -------------    -------------                -------------     -------------

     Income before income taxes                      270,717          240,139                      515,552           474,310

PROVISION FOR INCOME TAXES                            91,000           82,000                      174,000           166,000
                                               -------------    -------------                -------------     -------------
     Net income                                $     179,717    $     158,139                $     341,552     $     308,310
                                               =============    =============                =============     =============




Weighted Average
Shares Outstanding                                 4,871,002        4,689,265                    4,884,669        4,681,026
                                               =============    =============                =============     ============

Weighted Average
Common Stock Equivalents                           4,964,687        4,898,820                    4,956,565        4,877,789
                                               =============    =============                =============     ============




BASIC EARNINGS PER SHARE                       $        0.04    $        0.03                $        0.07     $       0.07
                                               =============    =============                =============     ============

DILUTED EARNINGS PER SHARE                     $        0.04    $        0.03                $        0.07     $       0.06
                                               =============    =============                =============     ============

                                                           REHABILICARE INC.

                                                       STATEMENTS OF CASH FLOWS
                                                              (Unaudited)


                                                                                                   Six Months Ended
                                                                                                      December 31
                                                                                            --------------------------------

                                                                                                 1997              1996
                                                                                            ---------------  ---------------
    OPERATING ACTIVITIES
       Net income                                                                            $     341,552    $     308,310
            Adjustments to reconcile net income to net cash
            generated by or used in operating activities:
             Depreciation & Amortization                                                           105,774          141,641
             Changes in current assets and liabilities:
               Receivables                                                                        (681,655)        (177,184)
               Inventories                                                                         136,472          114,404
               Prepaid expenses                                                                    (58,194)           7,436
               Accounts payable                                                                     70,457          (54,647)
               Accrued liabilities                                                                  22,006         ( 51,001)
                                                                                             -------------    -------------
                   Net cash generated by or (used in) operating activities                         (63,588)         289,468


    INVESTING ACTIVITIES
       Purchase of property and equipment, net                                                    (129,205)         (76,873)

    FINANCING ACTIVITIES
       Principal payments on long-term debt, net                                                  (150,792)        (150,180)
       Proceeds from (payments on) line of credit, net                                             340,000          (80,000)
       Proceeds from exercise of stock options                                                      26,657           19,272
       Proceeds from purchases of stock by employees                                                  ---             ---
                                                                                             -------------    -------------
             Net cash provided by financing activities                                             215,865         (210,908)

             Net increase in cash                                                                   23,072            1,687

    CASH AT BEGINNING OF PERIOD                                                                     46,529           32,553
                                                                                             -------------    -------------
    CASH AT END OF PERIOD                                                                    $      69,601    $      34,240
                                                                                             =============    =============
    SUPPLEMENTAL DISCLOSURES
      Cash paid during the period for:
             Interest                                                                        $     115,374    $     138,283
                                                                                             =============    =============

             Income taxes                                                                    $      95,570    $     248,775
                                                                                             =============    =============

                                REHABILICARE INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997



Note A

The amounts set forth in the preceding financial statements are unaudited as of and for the periods ended December 31, 1997 and 1996, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the periods presented. Such results are not necessarily indicative of results for the full year. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying financial statements of the Company should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB.



Note B

Net earnings (loss) per share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 applies to entities with publicly held common stock and is effective for financial statements for both interim and annual periods ending after December 15, 1997. After the effective date, all prior-period earnings (loss) per share data presented shall be restated to conform to the provisions of this statement. Under SFAS No. 128, the presentation of primary earnings (loss) per share is replaced with a presentation of basic earnings (loss) per share. SFAS No. 128 requires dual presentation of basic and diluted earnings (loss) per share for entities with complex capital structures. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity and is similar to the former fully diluted earnings (loss) per share calculation. The Company has adopted SFAS No. 128 for the quarter ended December 31, 1997 and all net earnings per share data presented complies with this statement. The difference between basic and diluted earnings per share data as presented is due to the dilutive impact from 75,000 outstanding warrants and stock options whose exercise price was below the average common stock price for the respective periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The  following  table  sets  forth   information  from  the  statements  of
operations as a percentage of revenue for the periods indicated:

                                                   Six Months Ended
                                                      December 31
                                              -------------------------

                                                1997             1996
                                              ---------       ----------
      Net sales and rental revenue             100.0%           100.0%
      Cost of sales and rentals                 26.6             26.3
      Gross profit                              73.4             73.7
      Operating expenses -
         Selling, general and administrative    59.3             57.1
         Research and development                4.1              5.0
           Total operating expenses             63.4             62.1

      Operating income                          10.0             11.6
      Other expense                             (1.4)            (2.3)
      Provision for income taxes                 2.9              3.3
      Net income                                 5.7              6.0



Revenue was $3,102,000 for the second quarter of fiscal 1998, a 13% increase from $2,753,000 in the second quarter of fiscal 1997. Revenue for the six months ended December 31, 1997 increased 18% to $6,032,000 from $5,098,000 in the first six months of fiscal 1997. Net sales and rental revenue from direct distribution to patients increased 18% to $2,569,000 from $2,155,000 and accounted for approximately 83% and 78% of total revenue, respectively, for the second quarter. Direct revenue for the first six months of fiscal 1998 increased 21% to $4,987,000 from $4,124,000 in the first six months of fiscal 1997. The increase was due primarily to a more stable salesforce and a 20% growth in the number of new patients.

Revenue from the Company's traditional dealer business, excluding international, increased by 23% to $489,000 in the second quarter of fiscal 1998 from $398,000. Revenue for domestic dealer business for the first six months of fiscal 1998 increased 29% to $952,000 from $737,000 in the first six months of fiscal 1997. The increase is due primarily to increased purchases by several key dealers. International sales were $44,000 in the second quarter of fiscal 1998 compared to $201,000 in the second quarter of fiscal 1997. International revenue for the six months ended December 31, 1997 decreased to $93,000 from $237,000 in fiscal 1997. The primary reason for the decrease was the fulfillment in fiscal 1997 of an order from the Company's dealer in the United Kingdom for the BabiTENS(TM) product. Fiscal 1998 sales reflect ongoing accessory sales to that distributor for use with those units.

Gross profit increased 11% to $2,255,000 or 73% of revenue in the second quarter of fiscal 1998 compared with $2,027,000 or 74% of revenue in the second quarter of fiscal 1997. Gross profit for the six months ended December 31, 1997 increased 26% to $4,428,000 or 73% of revenue compared with $3,755,000 or 74% of revenue in fiscal 1997. Margins on dealer business were 49% compared with 48% for the first six months of fiscal 1997, reflecting an increase in sales of more profitable products. Margins on direct sales and rentals were 79% for the first six months of fiscal 1998 compared with 80% in fiscal 1997. These changes, as a percent of revenue, are the result of product mix and the mix of sales and rentals.

Selling, general and administrative expenses increased 13% to $1,819,000 or 59% of revenue in the second quarter of fiscal 1998 from $1,603,000 or 58% of revenue in fiscal 1997. For the six months ended December 31, 1997 those expenses increased 23% to $3,576,000 or 59% of revenue from $2,911,000 or 57% of revenue in fiscal 1997. The increase resulted primarily from increased variable expenses such as sales commissions, marketing costs related to the CTDx(TM) and the new Ortho Dx product lines and an increased provision for uncollectible retail receivables.

Operating income was $309,000 in the second quarter of fiscal 1998 compared with $289,000 in fiscal 1997. Net income was $180,000 in fiscal 1998 compared with $158,000 for the second quarter of fiscal 1997. For the six month period ending December 31 operating income was $604,000 in fiscal 1998 compared with $589,000 in fiscal 1997. Net income for that same period was $342,000 or 6% of revenue in fiscal 1998 compared with $308,000 or 6% of revenue in fiscal 1997. The effective tax rate of 34% for fiscal 1998 was lower than the 35% effective rate for fiscal 1997 due to the use of a tax advantaged Foreign Sales Corporation (FSC) and a reduction of excess liability recorded in previous years.


Financial Condition, Liquidity, and Capital Resources

The Company used cash of $64,000 in operations during the first six months of fiscal 1998. The Company generated $289,000 of cash in the first six months of fiscal 1997.

Operations have previously required significant amounts of cash to fund increases in receivables. Cash was used to fund increases in net receivables of $682,000 in fiscal 1998 and $177,000 in fiscal 1997. During fiscal 1998, the Company provided an additional $571,000 for uncollectible receivables and wrote off $551,000 of accounts it considered uncollectible. As a percent of receivables, the reserve decreased from 17.9% in fiscal 1997 to 17.4% in fiscal 1998.

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

During the first six months of fiscal 1998, an increase of $58,000 in prepaid expenses was offset by decreases in inventory of $136,000 and an increase in accounts payable of $70,000.

Cash of $129,000 was used in investing activities in fiscal 1998 compared with $77,000 in fiscal 1997. Most of the usage related to the purchase of new computer software and hardware for the Company's manufacturing and accounting systems which are now year 2000 compliant.

Financing activities provided cash of $216,000 in fiscal 1998 and used $211,000 in fiscal 1997. The Company repaid approximately $150,000 of long-term debt in both fiscal 1998 and fiscal 1997. The Company maintains a line of credit, which provides for borrowing up to $2,000,000, limited by eligible accounts receivable. At December 31, 1997, the borrowing base limit was approximately $2,000,000. Borrowings under the line were $680,000 on December 31, 1997 and $340,000 at June 30, 1997. The Company anticipates that cash requirements during fiscal 1998 will be less than its available credit facility.

Safe Harbor Statement pursuant to the Private Securities Litigation Reform Act of 1995.

This report contains "forward-looking statements" within the meaning of Federal securities laws. The forward looking statements are subject to risks and uncertainties, including, but not limited to: the risks related to fluctuations in the Company's quarterly operating results; inventory and receivables requirements for direct billed medical equipment sales; volatility in the markets for electrotherapy; the effects of reimbursement and other governmental or private agency actions on the Company's sales; and competition and other risks that may be detailed in the Company's Form 10-KSB for the year ending June 30, 1997 or in other filings with the Securities and Exchange Commission.

                      PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No exhibits are required to be filed with this Form 10-QSB. The Company filed Form 8-K on December 5, 1997 announcing that it had signed an agreement to merge with Staodyn, Inc.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                    REHABILICARE INC.



                     /s/ David B. Kaysen
                    ---------------------------------------------------------
                     David B. Kaysen
                     President and Chief Executive Officer



                     /s/ W. Glen Winchell
                    ---------------------------------------------------------
                      W. Glen Winchell
                      Vice President of Finance
                      Principal Financial and Accounting Officer








Date:   February 13, 1998