Form 10-Q
period 1998-03-31
REHABILICARE INC
filed 1998-05-18
CIK 64578

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-QSB
                                     -----------

   /X/    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly period Ended March 31, 1998

                     OR
  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________________ to ______________.

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
Yes   X    No
    -----     -----

The number of shares outstanding for each of the Issuer's classes of common stock as of March 31, 1998 was:

COMMON STOCK, $.10 PAR VALUE                  10,406,591 SHARES

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):
Yes        No   X
    -----     -----

                          PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Included herein is the following unaudited financial information:


          Consolidated Balance Sheets as of March 31, 1998 and June 30, 1997

          Consolidated Statements of Operations for the Three Months and Nine Months ended March 31, 1998 and 1997

          Consolidated Statements of Cash Flows for the Nine Months ended March 31, 1998 and 1997

          Notes to Consolidated Financial Statements

                                 REHABILICARE INC.
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)


                                                                 March 31,      June 30,
                                                                   1998           1997
                                                                 ---------      --------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                    $  2,504,789   $  2,654,118
  Receivables, less reserve for uncollectible accounts of
    $3,963,014 and 2,687,151                                     12,093,333
                                                                                11,384,063
  Inventories, net
    Raw materials                                                   980,546        497,206
    Work in process                                                 351,192          --
    Finished goods                                                5,001,310      6,621,484
  Deferred income tax benefit                                     2,631,988      1,040,138
  Income tax refund receivable                                        --             2,791
  Prepaid expenses                                                  234,745        439,529
                                                               ------------   ------------
      Total current assets                                       23,797,903     22,639,329
                                                               ------------   ------------

PROPERTY AND EQUIPMENT                                           11,209,661     12,253,051
  Less accumulated depreciation                                  (7,860,770)    (8,446,523)
                                                               ------------   ------------
      Total property and equipment                                3,348,891      4,323,928

Intangible assets                                                   639,979      1,099,004
Long-term deferred taxes                                            362,945        359,626
Other assets                                                         39,265         49,460
                                                               ------------   ------------

      Total assets                                             $ 28,188,983   $ 28,471,347
                                                               ------------   ------------
                                                               ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Note payable                                                 $    470,000   $    340,000
  Current maturities of long-term debt                              394,359        373,878
  Accounts payable                                                1,423,252      1,013,148
  Accrued liabilities
    Payroll                                                         574,617        743,385
    Commissions                                                     462,909        370,210
    Taxes                                                            98,719        260,690
    Other                                                         1,338,118        442,478
                                                               ------------   ------------
      Total current liabilities                                   4,761,974      3,543,789

LONG-TERM DEBT                                                    3,410,036      3,555,107
                                                               ------------   ------------

      Total liabilities                                           8,172,010      7,098,896
                                                               ------------   ------------

STOCKHOLDERS' EQUITY
  Common stock                                                    1,040,659      1,037,470
  Additional paid-in capital                                     20,582,069     20,491,929
  Less notes receivable from officer/stockholder                   (162,500)      (162,500)
  Retained earnings                                              (1,443,255)         5,552
                                                               ------------   ------------
      Total stockholders' equity                                 20,016,973     21,372,451
                                                               ------------   ------------

      Total liabilities and stockholders' equity               $ 28,188,983   $ 28,471,347
                                                               ------------   ------------
                                                               ------------   ------------


                                 REHABILICARE INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                             Three Months Ended             Nine Months Ended
                                                  March 31,                      March 31,
                                        ----------------------------- -------------------------------
                                             1998            1997           1998            1997
                                        -------------  -------------- ---------------  --------------

Net sales and rental revenue            $ 8,405,308    $ 8,061,482    $25,250,346      $23,580,786

Cost of sales and rentals                 3,378,928      2,612,922      8,694,291        7,712,418
                                        -----------    -----------    -----------      -----------
     Gross profit                         5,026,380      5,448,560     16,556,055       15,868,368

Operating expenses
   Selling, general and
     administrative                       5,033,096      4,829,920     15,011,919       14,004,661
   Research and development                 263,104        258,616        743,796          738,222
   Merger expense                         3,175,996          --         3,175,996            --
                                        -----------    -----------    -----------      -----------
     Total operating expenses             8,472,196      5,088,536     18,931,711       14,742,883
                                        -----------    -----------    -----------      -----------

     Operating income (loss)             (3,445,816)       360,024     (2,375,656)       1,125,485

Other income (expense)
  Interest expense, net                    (177,374)       (97,328)      (409,706)        (317,093)
  Other income                               34,348         42,986         95,788          121,203
                                        -----------    -----------    -----------      -----------
    Income (loss) before income
      taxes                              (3,588,842)       305,682     (2,689,574)         929,595

Provision (benefit) for income taxes     (1,769,169)        63,000     (1,595,169)         229,000
                                        -----------    -----------    -----------      -----------
    Net income (loss)                   $(1,819,673)   $   242,682    $(1,094,405)     $   700,595
                                        -----------    -----------    -----------      -----------
                                        -----------    -----------    -----------      -----------

Net income (loss) per  common share
and common equivalent share

    Basic                               $     (0.17)   $      0.02    $     (0.10)     $      0.07
                                        -----------    -----------    -----------      -----------
                                        -----------    -----------    -----------      -----------

    Diluted                             $     (0.17)   $      0.02    $     (0.10)      $      0.07
                                        -----------    -----------    -----------      -----------
                                        -----------    -----------    -----------      -----------

Weighted average shares outstanding
    Basic                                10,406,258     10,288,034     10,405,939       10,230,770
                                        -----------    -----------    -----------      -----------
                                        -----------    -----------    -----------      -----------

    Diluted                              10,406,258     10,498,225     10,405,939       10,510,833
                                        -----------    -----------    -----------      -----------
                                        -----------    -----------    -----------      -----------


                                REHABILICARE INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      Nine Months Ended
                                                                                          March 31,
                                                                           -------------------------------------
                                                                                1998                    1997
                                                                           -------------           -------------
OPERATING ACTIVITIES

   Net income (loss)                                                       $(1,094,405)            $  700,595
      Adjustments to reconcile net income (loss) to net cash
      provided by operating activities
      Depreciation and amortization                                            507,119                940,571
      Non-recurring merger costs                                             3,175,996                  --
      Provision for bad debts                                                1,118,806                802,507
      Change in long-term portion of deferred income taxes                      (3,319)                 --
      Changes in current assets and liabilities
        Receivables                                                         (1,828,076)            (1,110,319)
        Current deferred taxes                                              (1,591,850)                   509
        Inventories                                                            785,642               (124,706)
        Prepaid expenses                                                       216,850                (52,299)
        Accounts payable                                                       410,104               (454,902)
        Accrued liabilities                                                 (1,132,331)               (83,651)
        Accrued income taxes                                                  (161,971)               (27,464)
                                                                           -----------              ---------
           Net cash provided by operating activities                           402,565                695,439
                                                                           -----------              ---------

INVESTING ACTIVITIES

   Purchase of property and equipment                                         (296,231)              (688,400)
                                                                           -----------              ---------

FINANCING ACTIVITIES
   Proceeds from new financing                                                 133,515                277,527
   Principal payments on long-term obligations                                (258,103)              (392,585)
   Proceeds from (payments on) line of credit, net                             130,000               (205,000)
   Equity transactions, net                                                     93,327                106,301
   Adjustment for pooling                                                     (354,402)
                                                                           -----------              ---------
          Net cash used in financing activities                               (255,663)              (213,757)
                                                                           -----------              ---------

          Net decrease in cash and cash equivalents                           (149,329)              (186,718)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             2,654,118              2,381,602
                                                                           -----------              ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 2,504,789             $2,194,884
                                                                           -----------              ---------
                                                                           -----------              ---------
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                           $   232,898             $  250,979
                                                                           -----------              ---------
                                                                           -----------              ---------

   Income taxes paid                                                       $     9,103             $  261,060
                                                                           -----------              ---------
                                                                           -----------              ---------


                                  REHABILICARE INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   MARCH 31, 1998
                                    (UNAUDITED)

1.   ACCOUNTING POLICIES

The amounts set forth in the preceding financial statements are unaudited as of and for the periods ended March 31, 1998 and 1997, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the periods presented. Such results are not necessarily indicative of results for the full year. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying financial statements of the Company should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB.

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

In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), which will be effective for the company beginning July 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet completed its analysis and final determination of future reporting segments.

2.   MERGER

On March 17, 1998, pursuant to an Agreement and Plan of Merger executed by Rehabilicare on December 1, 1997 and approved by shareholders on March 17, 1998, a wholly-owned subsidiary of Rehabilicare was merged (the "Merger") into Staodyn, Inc. ("Staodyn"). As a result of the Merger, each outstanding share of common stock, $0.01 par value of Staodyn ("Staodyn Common Stock"), became 0.829 of a share of Rehabilicare Common Stock (with cash paid in lieu of fractional shares) and Staodyn became a wholly-owned subsidiary of Rehabilicare. Rehabilicare issued a total of 5,521,111 shares of its common stock and issued cash in lieu of 589 shares of common stock as a result of the Merger. Holders of 500 shares of Staodyn Common Stock asserted dissenters' rights. Rehabilicare also assumed the obligations to issue shares under options to purchase 383,083 shares of Staodyn Common Stock (approximately 317,575 shares of Rehabilicare common stock) and warrants to purchase 130,000 shares (107,770 shares of Rehabilicare Common Stock).

The Merger was recorded using the pooling-of-interests method. Prior to the Merger, Staodyn reported its financial results on a fiscal year ended November 30, while Rehabilicare reported its financial results on a fiscal year ended June 30. The balance sheet of Rehabilicare at June 30, 1997 on a combined basis presents the historical financial position of Rehabilicare at June 30, 1997 combined with the historical financial position of Staodyn at November 30, 1997. The combined results of operations for the three and nine months ended March 31, 1998 represent the historical results of operations of Rehabilicare for such periods combined with the historical results of operations of Staodyn for the same periods. The combined results of operations for the three and nine months ended March 31, 1997 represent the historical results of operations of Rehabilicare for such periods combined with the historical results of operations of Staodyn for the three and nine months ended August 31, 1997 (its third fiscal quarter).

Rehabilicare incurred pretax expenses of approximately $4,008,000 in connection with the Merger during the three months ended March 31, 1998, consisting of approximately $1,046,000 of employee severance costs; approximately $496,000 of investment banking fees; $189,000 of professional fees; a $2,102,000 adjustment for obsolete inventory, fixed and intangible assets; and approximately $175,000 of miscellaneous employee costs and expenses. Of those total expenses, $832,000 represented inventory write-offs was charged to cost of sales and $3,176,000 was charged to operating expenses in the quarter ended March 31, 1998. The Company anticipates that additional charges of approximately $665,000 will be incurred during the three months ending June 30, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

On March 17, 1998, Rehabilicare merged with Staodyn, Inc. in a transaction accounted for as a pooling-of-interests. As a result of that merger, the financial statements and related notes, and this discussion, are based on the combined financial position and results of operations as if the companies had been combined throughout the three months and nine months ended March 31, 1998. Rehabilicare previously filed its individual Quarterly Report on Form 10-QSB for its quarter ended December 31, 1997, and Staodyn previously filed its Annual Report on Form 10-KSB for its fiscal year ended November 30, 1997.

RESULTS OF OPERATIONS

The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:


     NINE MONTHS ENDED MARCH 31                        1998           1997
     --------------------------                        ----           ----
      Net sales and rental revenue                     100.0%         100.0%
      Cost of sales and rentals                         34.4           32.7
      Gross profit                                      65.6           67.3
      Operating expenses -
        Selling, general and administrative             59.5           59.4
        Research and development                         2.9            3.1
        Merger                                          12.6            0.0
          Total operating expenses                      75.0           62.5

      Operating income                                  (9.4)           4.8
      Other expense                                     (1.2)           (.8)
      Provision for income taxes                        (6.3)           1.0
      Net income                                        (4.3)           3.0


Revenue was $8,405,000 for the third quarter of fiscal 1998, a 4% increase from $8,061,000 in the third quarter of fiscal 1997. Revenue for the nine months ended March 31, 1998 increased 7% to $25,250,000 from $23,581,000 in the first nine months of fiscal 1997. Net sales and rental revenue from direct distribution to patients increased 14% to $7,271,000 from $6,378,000 and accounted for approximately 87% and 79% of total revenue, respectively, for the third quarter. Direct revenue for the first nine months of fiscal 1998 increased 12% to $21,287,000 from $18,998,000 in the first nine months of fiscal 1997. The increase was due primarily to growth in the number of new patients.

Revenue from the Company's traditional dealer business, excluding international, decreased by 12% to $1,128,000 in the third quarter of fiscal 1998 from $1,285,000. Revenue from domestic dealer business for the first nine months of fiscal 1998 decreased 2% to $3,864,000 from $3,948,000 in the first nine months of fiscal 1997. The decrease is due primarily to the volume of purchases by certain Staodyn dealers. International sales were $7,000 in the third quarter of fiscal 1998 compared to $398,000 in the third quarter of fiscal 1997. International revenue for the nine months ended March 31, 1997 decreased to $99,000 from $635,000 in fiscal 1997. The primary reason for the decrease was the fulfillment in fiscal 1997 of an order from the Company's dealer in the United Kingdom for the BabiTENS-TM-product. Fiscal 1998 sales reflect ongoing accessory sales to that distributor for use with those units.

Gross profit decreased 8% to $5,026,000 or 60% of revenue in the third quarter of fiscal 1998 compared with $5,449,000 or 68% of revenue in the third quarter of fiscal 1997. As a result of the merger with Staodyn during the third quarter of fiscal 1998, the company wrote off approximately $833,000 of inventories related to Staodyn product lines which are being discontinued. Before that write-off, gross profit increased to 69% of revenue. Gross profit for the nine months ended March 31, 1998 increased 4% to $16,556,000 or 66% of revenue compared with $15,868,000 or 67% of revenue in fiscal 1997. Gross profit before the merger related write off was 69% of revenue for the nine months ended March 31, 1998. The changes in gross profit as a percent of revenue are primarily the result of the mix of sales and rentals.

Selling, general and administrative expenses increased 4% to $5,033,000 in the third quarter of fiscal 1998 from $4,830,000 in fiscal 1997. For the nine months ended March 31, 1998, those expenses increased 7% to $15,012,000 from $14,005,000 in fiscal 1997. The only significant changes in selling, general and administrative expenses were variable expenses including sales commissions and marketing costs related to the CTDx-TM- and the new Ortho Dx product lines and an increased provision for uncollectible retail receivables. The Company also incurred operating costs of $3,176,000 in fiscal 1998 for merger related expenses. That total included $1,270,000 for the write-off of fixed and intangible assets related to Staodyn product lines which are being discontinued.

The Company reported an operating loss of $3,446,000 in the third quarter of fiscal 1998 compared with operating income of $360,000 in fiscal 1997. The net loss was $1,820,000 in fiscal 1998 compared to net income of $243,000 for the third quarter of fiscal 1997. For the nine month period ending March 31, the operating loss was $2,376,000 in fiscal 1998 compared with operating income of $1,125,000 in fiscal 1997. The net loss for that period was $1,094,000 in fiscal 1998 compared with net income of $701,000 in fiscal 1997.

Rehabilicare recorded an income tax benefit for the three and nine months ended March 31, 1998. The amount recorded includes a tax benefit on losses reported for those periods and full reversal of valuation allowances in the amount of $769,000 recorded by Staodyn as a separate company in previous years. The allowances had been recorded against available tax loss carry forwards and timing differences in the recognition of certain costs and expenses. Based on the successful completion of the Merger and the foundation created for future profitable operations, management believes that it is more likely than not that Rehabilicare will ultimately realize the available tax benefits.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company used cash of $149,000 in operations during the first nine months of fiscal 1998. The Company used $187,000 of cash in the first nine months of fiscal 1997.

Operations have previously required significant amounts of cash to fund increases in receivables. Cash was used to fund increases in net receivables of $1,828,000 in fiscal 1998 and $1,110,000 in fiscal 1997. During fiscal 1998, the Company provided an additional $1,119,000 for uncollectible receivables and wrote off $673,000 of accounts it considered uncollectible. As a percent of receivables, the reserve increased from 19.1% in fiscal 1997 to 24.7% in fiscal 1998.

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

Cash of $296,000 was used in investing activities in fiscal 1998 compared with $688,000 in fiscal 1997. Most of the usage related to the purchase of new computer software and hardware for the Company's manufacturing and accounting systems, which are now year 2000 compliant.

Financing activities used cash of $256,000 in fiscal 1998 and $214,000 in fiscal 1997. The Company repaid approximately $258,000 of long-term debt in fiscal 1998 and $393,000 in fiscal 1997. The Company maintains a line of credit, which provides for borrowing up to $2,000,000, limited by eligible accounts receivable. At March 31, 1998, the borrowing base limit was approximately $2,000,000. Borrowings under the line were $470,000 on March 31, 1998 and $340,000 at June 30, 1997. The Company anticipates that cash requirements during fiscal 1998 will be less than its available credit facility.

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

                              PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None


ITEM 2.  CHANGES IN SECURITIES - None


ITEM 3.  DEFAULTS ON SENIOR SECURITIES - None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Rehabilicare was held at 10:00 a.m. on Tuesday, March 17, 1998. Shareholders holding 4,827,399 shares, or approximately 99% of outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

a. The Merger

   Shareholders approved and adopted the Agreement and Plan of Merger dated as of December 1, 1997 between Rehabilicare and Staodyn by a vote of 3,708,986 in favor, 14,515 opposed, 15,150 abstained, and 1,008,748 shares not voted.

b. Election of Directors

   The following nominees were elected to serve as members of the Board of Directors until the annual meeting of shareholders in 1998 or until such time as a successor may be elected:


                                     IN FAVOR         WITHHELD
                                  -------------     ------------
          Frederick Ayers           4,812,374          15,025

          W. Bayne Gibson           4,809,874          17,525

          Richard Jahnke            4,810,874          16,525

          David Kaysen              4,812,369          15,030

          John Maley                4,810,874          16,525

          Robert Wingrove           4,812,369          15,030


c. Amendment to Restated Articles of Incorporation

   Shareholders approved an amendment to the Restated Articles of Incorporation to increase the authorized common stock of Rehabilicare to 30,000,000 shares by a vote of 4,749,424 in favor, 52,525 opposed, 22,950 abstained, and 2,500 shares not voted.

d) 1998 Stock Incentive Plan

   Shareholders approved the adoption of the Rehabilicare 1998 Stock Incentive Plan by a vote of 3,588,816 in favor, 121,255 opposed, 25,580 abstained, and 1,091,748 shares not voted.

   No other matters were brought to a vote during the meeting.

ITEM 5.  OTHER INFORMATION - NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits

              2.1 Agreement and Plan of Merger dated as of December 1, 1997 by and among Rehabilicare Inc., Hippocrates Acquisition, Inc. and Staodyn, Inc. (incorporated by reference to Exhibit A to the Proxy Statement/Prospectus that forms a part of Amendment No. 1 to the Registration Statement on Form S-4 filed by the Company on February 10, 1998 (File no. 333-44139)).

              3.1  Articles of Amendment to Articles of Incorporation

             27.1  Financial Data Schedule for the period ended March 31, 1998

            *27.2  Restated Financial Data Schedule for year ended June 30,
                   1997

         b.  Reports on Form 8-K

             On April 10, 1998, Rehabilicare filed a current report on Form 8-K reporting the consummation of the Merger effective March 17, 1998. The Form 8-K incorporates by reference certain pro forma financial information presented in the Company's Joint Proxy Statement Prospectus for its annual meeting of shareholders held March 17, 1998.

*  To be filed by amendment

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   REHABILICARE INC.


                                   /S/ DAVID B. KAYSEN
                                   -------------------------------------
                                   David B. Kaysen
                                   President and Chief Executive Officer


                                   /S/ W. GLEN WINCHELL
                                   -------------------------------------
                                   W. Glen Winchell
                                   Vice President of Finance
                                   (Principal Financial and Accounting Officer)



Date: May 15, 1998