Form 10KSB
period 1998-06-30
REHABILICARE INC
filed 1998-09-28
CIK 64578

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES AND EXCHANGE ACT OF 1934

                      For the Fiscal Year Ended June 30, 1998

                           Commission File Number 0-9407

                                 REHABILICARE INC.

      MINNESOTA                                            41-0985318
State of Incorporation                          IRS Employer Identification No.

                               1811 Old Highway Eight
                         New Brighton, Minnesota 55112-3493
                                   (651) 631-0590


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

The Company's revenue for the Fiscal Year Ended June 30, 1998 totaled
$33,812,453.

The aggregate market value of voting stock held by non-affiliates of registrant as of September 23, 1998 was approximately $25,069,000 (based upon the last sale price of such stock on such date as reported by the NASDAQ National Market System). The number of shares of the Company's $.10 par value common stock outstanding as of September 23, 1998 was 10,453,401.

Transitional Small Business Disclosure Format (Check One):

Yes       No   X
    -----    -----

                                       PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

GENERAL

     Rehabilicare Inc. (the "Company") was incorporated as Medical Devices, Inc., a Minnesota corporation, in 1972. The name was changed to Rehabilicare Inc. in 1994. The Company is a manufacturer and provider of rehabilitation and electromedical pain management products and services used in clinical, home healthcare, and occupational medicine applications.

     On March 17, 1998, pursuant to an Agreement and Plan of Merger executed by Rehabilicare on December 1, 1997, and approved by shareholders on March 17, 1998, a wholly-owned subsidiary of the Company was merged into Staodyn, Inc. As a result of the merger, each outstanding share of Staodyn common stock became
0.829 of a share of Rehabilicare common stock and Staodyn became a wholly-owned subsidiary of the Company. The Company issued a total of 5,521,111 shares of its common shares valued at about $16.5 million. The major assets acquired included Staodyn's cash, accounts receivable, inventories, engineering, manufacturing and computer equipment, patents, sales contracts and other intangibles, and leasehold interests in facilities in Longmont, Colorado and Tampa, Florida. The merger was recorded using the pooling-of-interests method.


BACKGROUND

     Electrotherapy devices such as those marketed by the Company have broad application in both the rehabilitation of injured or diseased muscle or other soft tissue and the relief of chronic and acute pain. Transcutaneous electrical nerve stimulation (TENS) devices have been prescribed by physicians and used by physical therapists, athletic trainers, and other treating clinicians in pain management for over 25 years. These devices have traditionally been designed to be worn at home by patients with chronic pain problems. The distribution of TENS products was, for many years, dominated by small, regional home healthcare dealers who purchase products from manufacturers and rent or resell those products to treating clinicians or, upon receipt of a physician's prescription, directly to patients. When portable neuromuscular stimulators (NMS) were introduced in the early 1980s, the same distribution techniques were employed.

     During the late 1980s, amounts reimbursed for TENS rentals or purchases were reduced by a number of insurance carriers, and margins for manufacturers began to erode. As a result, the major TENS manufacturers began to distribute their products directly to patients through direct sales representatives and various healthcare providers, and to bill the patients and their insurance carriers directly. In such direct rentals and sales, the manufacturer typically makes consignment inventory available at treating clinics and other dispensing locations. When a treating clinician determines that a specific device is beneficial to a patient, a physician's prescription is obtained, and the patient is trained in the use of the device. The product is then taken home by the patient for in-home therapy. The Company believes that patient acceptance and profit margins are improved significantly through direct distribution.

     In addition to the change in distribution techniques utilized by the electrotherapy device industry, the type of devices available for home use has expanded. Physical therapists have long employed a number of electromedical treatment modalities using large clinical units, including interferential stimulation, pulsed galvanic (direct current), and microcurrent. Traditionally, patients were required to visit the clinic to use these machines because they were expensive and not portable. With the introduction of simpler, compact portable products, these clinical therapies became available for home application. The Company believes that the acceptance and use of electrotherapy devices in home therapy, particularly in rehabilitation, will continue to increase as these devices are enhanced to provide additional modalities and application systems to address a broader range of conditions and injuries.

PRODUCTS

     The Company offers a number of electrotherapy devices for rehabilitation as well as several products for chronic and acute pain management. These products consist of small, portable, battery-powered electrical pulse generators which are connected by wires to electrodes placed on the skin. Rehabilitation products accounted for approximately 24% of total revenue in fiscal 1998 and 22% in fiscal 1997. Pain management products accounted for approximately 46% of total revenue in fiscal 1998 and 47% in fiscal 1997. The balance of the Company's revenue resulted from the sale of accessories and supplies used with treatment modalities. The acquisition of Staodyn with its complementary products results in an increase in the Company's product offerings.

REHABILITATION PRODUCTS

     The Company offers a variety of electrotherapy products for the rehabilitation market, including neuromuscular stimulators, pulsed direct current devices, and interferential stimulators.

     NEUROMUSCULAR STIMULATION DEVICES. NMS devices are designed to facilitate faster recovery of normal function in muscle and other soft tissue affected by disease or trauma. Neuromuscular stimulation has proven effective in producing controlled involuntary muscle contractions which assist in maintaining the strength and mobility of a limb and preventing deterioration of muscle tissue in patients who are unable to perform voluntary muscle contractions. Physicians have also prescribed neuromuscular stimulation in a variety of circumstances to improve muscle tone, increase joint mobility, and accelerate recovery from traumatic injury. Common uses of NMS therapy include muscle re-education associated with common knee injuries; relaxation of muscle spasms in the neck, shoulder, and pelvic girdle; reduction of edema (swelling); reduction of spasticity; and increase in range of motion when limitation in joint rotation is due to soft tissue shortening. The Company's NMS products include the Rehabilicare NM III-TM-, which features 16 preset programs covering the most common applications, and the Staodyn EMS+2-TM-, which includes a pulsed direct current channel. Both devices are suitable for clinical or home use.

     PULSED DIRECT CURRENT DEVICES. PDC devices utilize direct current to reduce pain and swelling, influence local blood circulation, reduce muscle spasm, and increase range of motion. PDC is typically used post-operatively, and for sports-related injuries, either acute or chronic. The Company's products include the Rehabilicare GV II-TM-, a high voltage device used primarily for joint sprains, muscular strains, hand and ankle injuries, and the Staodyn SporTX-TM-, which features both a PDC and TENS channel, and is used extensively in sports medicine, particularly by professional, college, and other organized athletic teams.

     INTERFERENTIAL STIMULATION DEVICES. Interferential is another form of electrical stimulation commonly used in physical therapy. The Company's IF II-TM- interferential stimulator delivers a continuous, high energy output that provides deep tissue penetration and creates a soothing, mild heating action in the affected area. The IF II is used for the treatment of pain and edema; to increase blood flow and reduce muscle spasm associated with lower back problems, joint injuries, contusions, bursitis, tendonitis; and for podiatric applications.

PAIN MANAGEMENT PRODUCTS

     TRANSCUTANEOUS ELECTRICAL NERVE STIMULATION DEVICES. TENS devices have been used as a non-narcotic alternative or supplement to drug therapy for the relief of chronic and acute pain for over 25 years. Although TENS is not effective for every patient or every condition, medical professionals have generally accepted TENS as an effective treatment for chronic or acute pain resulting from a variety of medical conditions. These devices are most frequently used to treat persistent conditions such as low back pain, joint stiffness, and muscle spasm. Physicians have also prescribed TENS for pain resulting from a variety of other localized conditions including abdominal surgery, postoperative pain, tendonitis, phantom limb pain, and childbirth. TENS devices generally reduce pain during treatment, and for a period of time following usage, but do not cure the cause of the pain.

     Two theories have been advanced to explain the manner in which TENS alleviates pain. The "gate control theory" postulates that the electrical impulses from TENS devices block or interfere with the neurological transmission of pain signals from the site of the injury to the brain. A second theory suggests that the electrical impulses prompt the release of enkephalins or endorphins, the body's natural pain suppressing agents. Neither theory has conclusive support in scientific literature. Under either theory, TENS relieves pain without the costs and risks associated with surgery or the undesirable side effects and physiological problems of prolonged drug use, including addiction, stupor, depression, disorientation, nausea, and ulcers.

     The Company's current TENS line consists of eight different products. The Company's Matrix-TM- is one of the most technologically advanced TENS devices currently available. Incorporating five core treatments and eight programmed modes, the Matrix provides a comprehensive range of TENS options for chronic, acute, and postsurgical pain management. The UltraPac SX-TM- is a full-featured TENS stimulator with a high degree of programming flexibility. The SMP-TM-offers a unique 12-second modulated stimulation cycle which helps normalize the sympathetic nervous system. While the product was designed specifically to treat reflex sympathetic dystrophy (RSD) patients, it may also be used effectively for most other types of chronic and acute pain. All of these devices use integrated circuits and incorporate surface mount technology to minimize size and weight.

     In addition to its reusable TENS devices, the Company has developed and markets FasTENS-TM-, a disposable acute pain management device for treatment of postoperative pain. There are more than 500,000 orthopedic surgical procedures performed each year, virtually all of which require the use of narcotic pain medication. FasTENS is a safe and effective adjunct therapy for postoperative orthopedic pain control. The Company believes that the use of FasTENS can decrease the amount of narcotic pain medication needed, providing significant benefits to the patient and cost savings to all parties concerned. Powered by a "pull tab" activated lithium battery, FasTENS provides five to seven days of treatment in continuous use. Upon completion of the therapy, FasTENS can be discarded or returned to the Company for recycling.

     The Company has an OEM contract with a distributor in the United Kingdom for the use of a modified TENS unit (BabiTENS) manufactured by the Company for pain control during labor and childbirth. That device is now being distributed through a large pharmacy chain and is a widely accepted alternative to narcotic pain management. The use of a TENS device in the European Union and Canada does not require a doctor's prescription, although a medical referral is normally required for third-party reimbursement.

     The Staodyn TENS product line includes the Maxima-Registered Trademark-II and III products, which are similar in features and use to the Matrix device, and the Staodyn Nuwave-Registered Trademark-, which does not have the adjustable parameters of the Matrix or Maxima TENS. The Nuwave is easy for a patient to use, and has a waveform and electrode which have been optimized for chronic lower back pain. The Nuwave also was the subject of a clinical trial conducted by the Pain Treatment Center of the University of Tennessee in 1990, which concluded that Nuwave TENS often proves to be beneficial in patients with post-laminectomy or peripheral neuralgic pain, even if they have not responded to other TENS therapy. The results of this study have been used to differentiate this product as well as to provide justification for higher reimbursement levels in certain instances.

     IONTOPHORETIC DRUG DELIVERY SYSTEM. The Company markets the Iomed-TM-Iontophoretic Drug Delivery System, which is marketed to physicians, physical therapists, and other healthcare specialists treating acute and chronic pain. Iontophoretic delivery involves the use of mild electrical stimulation to enhance the delivery of a medication onto or into the skin. Iontophoretic drug delivery is noninvasive and does not require the use of a needle or ingestion of a capsule or tablet.

     The Company also markets RehabiliCaine-TM-, an over-the-counter adhesive patch product containing Lidocaine, a common analgesic. The product provides temporary relief of muscle and joint pains including arthritis, simple backache, tendonitis, and bursitis. The product is applied on the skin over or near the area of pain.

MICROCURRENT DEVICES

     Microcurrent is a low level form of electrical stimulation that is well respected by certain clinicians. Since microcurrent provides stimulation below sensory nerve levels, there is no noticeable sensation during its use. Many patients have claimed significant relief from pain and edema associated with soft tissue injury using microcurrent where other treatment modalities have failed. The Company began producing its own home microcurrent device (HMC-TM-) in late 1994.

ACCESSORIES AND SUPPLIES

     Users of medical rehabilitation and pain management devices require various accessories and supplies. The Company sells self-adhesive and reusable electrode pads, disposable electrodes, electrode leadwires, disposable batteries, rechargeable batteries, and a power pack which eliminates the need for batteries in a number of the Company's devices. The Company started manufacturing its own line of electrodes during fiscal 1994 and purchases other electrodes and accessories from outside suppliers. Accessories and supplies, including those provided separately to clinics with initial product rentals, accounted for approximately 31% of revenue in fiscal 1998 and 34% in fiscal 1997.

SALES AND MARKETING

     The Company distributes its products both on a direct basis to healthcare providers and their patients, and on a wholesale basis to home healthcare dealers. Key decision makers in recommending use of the Company's products to patients include physical therapists, athletic trainers, occupational therapists, podiatrists, chiropractors, neurologists, dentists, and orthopedic surgeons. Historically, the Company had approached these decision makers through a network of home healthcare and specialty equipment dealers. Since the early 1990s, the Company, along with most of the rest of the industry, have emphasized direct rentals and sales to patients through healthcare providers and third-party payors, rather than through dealers. For fiscal 1998, direct sales and rentals represented 84% of total Company revenue. The merger with Staodyn substantially increased the Company's product offerings, sales coverage, and presence with healthcare providers, dealers, and payors.

DIRECT DISTRIBUTION

     The Company's direct distribution activity offers the Company's products through a nationwide network of independent sales representatives who devote the major portion of their time to the sale of Rehabilicare and Staodyn products. The addition of the Staodyn sales representatives necessitated some territory realignment and a small number of sales management and representative terminations. Staodyn sales representation tended to be strong in geographic areas where Rehabilicare was not strong, and vice versa. As of June 30, 1998, the direct sales force consisted of approximately 100 representatives, compared to about 40 one year earlier. The combined retail sales force calls on about 3,000 active accounts, including physical and occupational therapy clinics, orthopedic groups, sports medicine practices, and other providers of the Company's and competitor's products. In direct distribution, the Company's products (devices) generally are placed in clinics on a consignment basis, and subsequently used, rented, and/or sold to patients as needed with the appropriate physician prescription and supervision.

     The direct distribution internal operations are located in Tampa, Florida, and are focused on supporting the field sales activity through (1) a full-service distribution capability, providing next day service of products and supplies to providers and patients; (2) a trained staff who work with physicians, rehabilitation clinics and other providers and insurance carrier payors to provide billing, collection, and reimbursement services for providers and their patients; and (3) a telemarketing sales staff which follows up with patients to ensure that their product, supplies, and paperwork needs are met, as well as assisting them in the purchase and reimbursement process.

     To supplement the assistance offered by the Tampa sales support operation, the Company also employs clinicians who communicate with patients by phone from a clinical perspective and respond to calls from patients to ensure products are working and used properly. This department then reports to the prescribing clinician, allowing the clinician to contact the patient to alter therapy, as appropriate.


WHOLESALE AND INTERNATIONAL

     The Company's products are also sold on a nonexclusive basis to approximately 200 home healthcare and durable medical equipment (DME) dealers. These dealers sell or rent the products to individual users who are referred by a physician, physical therapist, or other medical professional. Wholesale sales amounted to 15% of the Company's sales in fiscal 1998.

     The Company markets its products internationally through the use of foreign distributors. Beginning in fiscal 1995, the Company's distributor in the United Kingdom established a relationship with a large pharmacy chain which utilizes the services of midwives and specifically trained advisors to acquaint women with the advantages of electrotherapy for pain relief during labor and delivery. The Company's BabiTENS product was developed for this market. The BabiTENS and sales to the German distributor of the Staodyn Dermapulse-Registered Trademark- wound management system accounted for the major portion of the Company's international sales in fiscal 1998. The Company is attempting to further expand international sales in Western Europe.

NEW PRODUCT DEVELOPMENT

     The Company's research and development efforts have been directed primarily at developing new lines of electrotherapy products for rehabilitation applications. Efforts are being focused on developing enhancements of existing products for use with specific diagnosed medical problems. Successful examples of these development efforts are the Company's CTDx-TM- Electrostimulation System and the Ortho Dx-TM- Electrotherapy System.

CTDX-TM- ELECTROSTIMULATION SYSTEM

     The CTDx system was designed specifically to treat repetitive stress injuries (RSIs) of the wrist and elbow, including carpal tunnel syndrome. These cumulative trauma disorders represent a multibillion dollar annual workers' compensation cost to U.S. industry. The CTDx system includes the SmartBrace (wrist) or SmartWrap (elbow), application-specific electrodes and a CTDx electrical stimulation device. It provides a non-narcotic, noninvasive and conservative treatment for wrist pain. The system is applicable to multiple industries and can be effectively used at the work site or in a clinic specializing in occupational and industrial medicine. The Company also completed a double-blind study demonstrating the effectiveness of the CTDx versus placebo treatment which was published in the May issue of the "Journal of the American Association of Occupational Health Nurses." U.S. patent protection on the CTDx Electrostimulation System, SmartBrace wrist splint, and electrodes was received in July 1996. Similar applications for other areas affected by repetitive stress are currently being studied.

ORTHO DX-TM- ELECTROTHERAPY SYSTEM

     Introduced during the first quarter of fiscal 1998, the Ortho Dx Electrotherapy System is designed for post-surgical knee rehabilitation and is comprised of a unique proprietary new electromedical stimulator and electrode configuration. It combines both the PDC and NMS waveforms into one stimulator, allowing physicians and therapists to increase local blood circulation to help deal with post-surgical swelling of the knee while simultaneously re-educating and strengthening key muscle groups in the leg. This innovative system reduces the post-surgical treatment time and therefore reduces costs while speeding the recovery time for the patient. The Ortho Dx is designed for ease of application and use in hospital settings, clinics, at home, or work.

COMPETITION

     Several other companies currently manufacture and distribute electrotherapy rehabilitation and pain management devices. Some of these competitors have greater resources and name recognition than the Company and may be better able to respond to changing market and industry conditions. In addition, these companies may have greater experience in employing a direct method of distribution and may benefit from established relationships in this distribution channel. The Company believes that its principal competitor in the electrotherapy rehabilitation and pain management market is Empi, Inc. The Company competes in these markets primarily on the basis of the variety and quality of product offerings, marketing and distribution presence, and service. The merger of Staodyn with the Company more than doubled the Company's size, and substantially expands its product offerings and sales and distribution capabilities. The electrotherapy rehabilitation market for modalities other than NMS, such as interferential, pulsed galvanic, and microcurrent, is more fragmented and more difficult to define. The Company believes that its ability to offer all of these modalities is in contrast to the focus of its competitors. The Company further believes that there are no dominant competitors for these other modalities and that the number of modalities it offers, together with the distinctive features of its products, allow it to compete favorably in this market.

MANUFACTURING AND SOURCES OF SUPPLY

     All of the Company's electrotherapy devices, including all of the Staodyn products previously manufactured at Staodyn's Longmont, Colorado facility, are manufactured at the Company's headquarters and manufacturing facility in New Brighton, Minnesota. Manufacturing operations consist primarily of installing electronic components and materials onto printed circuit boards and assembling them into the final product package. To maximize quality and reliability, and decrease size and weight, most of the Company's products incorporate surface mount technology and the Company utilizes machinery automating surface mount and through-hole circuit board manufacturing. This capability was substantially enhanced by the acquisition of Staodyn's surface mount equipment, which has enabled the Company to rapidly increase the manufactured product output from its New Brighton facility, and thus meet customer demand for both Rehabilicare and Staodyn products.

     The Company's electronic devices involve electromechanical assemblies and proprietary electronic circuitry. Most of the raw materials and manufactured components used in the Company's products are available from a number of different suppliers. The Company maintains multiple sources of supply for most significant items and believes that alternative sources could be developed, if required, for present single supply sources without a material disruption of its operations.


PATENTS AND TRADEMARKS

     Rehabilicare generally has not pursued patent protection on its products, believing that patent protection did not offer a significant competitive advantage in the marketplace for electrotherapy devices. However, that policy changed with the Company's CTDx Electrostimulation System, which the Company believes represents a major new application for electrical stimulation. As a result, the Company applied for, and in 1996 was issued, patents for the CTDx system, including the SmartBrace wrist splint, SmartBrace electrodes, and CTDx electrical stimulation device. This was the Company's first patent on an electrotherapy product. During the past two fiscal years, the Company submitted several more patent applications for approval. These applications are pending. Staodyn historically maintained a more aggressive approach to patent protection than the Company, and the majority of Staodyn products are covered by more than 25 U.S. and Canadian patents. Both the Company and Staodyn maintain trademark registration for all of their branded product names.

     The Company believes that it owns or has the right to use all proprietary technology necessary to manufacture and market its current products and those under development. The Company has no knowledge that it is infringing upon any patents held by others. The Company may decide for business reasons to retain a patentable invention as a trade secret. In such event, or if patent protection is not available, the Company must rely on trade secrets, know-how, and continuing technological innovation to develop and maintain its competitive position.

GOVERNMENT REGULATION

     The medical devices manufactured and marketed by the Company are subject to regulation by the Food and Drug Administration (the FDA) and, in some instances, by foreign governments. Under the 1976 Amendments to the Federal Food, Drug and Cosmetic Act (the Act), and regulations promulgated thereunder, manufacturers of medical devices must comply with certain controls which regulate the testing, manufacturing, packaging, and marketing of medical devices. The Act and regulations thereunder create three classifications for medical devices, each of which is subject to different levels of regulatory control, with Class I being the least stringent and Class III being subject to the most control. Class III devices, which are life supporting or life sustaining, or are of substantial importance in preventing impairment of human health, are generally subject to a clinical evaluation program before receiving premarket approval from the FDA for commercial distribution. Class II devices are subject in some cases to performance standards which are typically developed through the joint efforts of the FDA and manufacturers, but they do not require clinical evaluation and premarket approval by the FDA. Performance standards for most Class II devices, including the Company's products, have not been adopted, so only Class I controls apply. Class I devices are subject only to general controls, such as compliance with labeling and record-keeping regulations. The Company believes that all of its currently marketed products are Class II products under this classification system and that they do not require clinical evaluation and premarket approval prior to commercial distribution.

     If a new device is substantially equivalent to a device that was in commercial distribution prior to the effective date of the 1976 Amendments, and has been continuously marketed since that date, premarket approval requirements are satisfied through a 510(k) premarket notification submission under which the applicant provides product information supporting its claim of substantial equivalence. This regulatory review typically takes 3-12 months. Because TENS and NMS devices were marketed prior to 1976, all design enhancements since 1976 requiring regulatory approval have been marketed under this less burdensome form of FDA procedure.

     As a manufacturer of medical devices, the Company is also subject to certain other FDA regulations, and its manufacturing processes and facilities are subject to continuing review by the FDA to ensure compliance with its Good Manufacturing Practices (GMP) regulations. The Company believes that its manufacturing and quality control procedures substantially conform to the requirements of the FDA regulations. New regulations have been adopted which are now very similar to the international quality standards set forth in ISO 9000. The Company has received certification of its compliance with ISO 9001, EN46001, and the European Medical Devices Directive.

REIMBURSEMENT

     Governmental and other efforts to reduce healthcare spending have affected, and will continue to affect, the Company's operating results. The cost of a significant portion of medical care in the United States is funded by government and private insurance programs, such as Medicare, Medicaid, health maintenance organizations, and private insurers, including Blue Cross/Blue Shield plans. Government imposed limits on reimbursement of hospitals and other healthcare providers have significantly curtailed their spending budgets. Under certain government insurance programs, a healthcare provider is reimbursed a fixed sum for services rendered in treating a patient, regardless of the actual charge for such treatment. Private and third-party reimbursement plans are also developing increasingly sophisticated methods of controlling healthcare costs through redesign of benefits and exploration of more cost-effective methods of delivering healthcare. In general, these government and private cost-containment measures have caused healthcare providers to be more selective in the purchase of medical products.

     Under most third-party reimbursement plans, the coverage of an item or service and the amount of payment that will be made are separate decisions. Efforts to reduce or control healthcare spending are likely to limit both the coverage of certain medical devices, especially newly approved products, and the amount of payment that will be allowed. Restrictions on coverage and payment of the Company's products by third-party payors could have an adverse impact on the Company. Management attempts to establish relationships with such payors to assure coverage of its products and make the timing and extent of reimbursement more predictable.

EMPLOYEES

     As of September 23, 1998, the Company had 252 full-time employees, including 136 in sales and marketing, 9 in research and development, 47 in manufacturing, and 60 in finance and administration. Geographically, the Company has 94 employees in its New Brighton facility, 119 employees in Tampa, and 39 employees in various regional U.S. field sales offices. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are satisfactory.

ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company's corporate headquarters are located in a 30,000 square foot owned building in New Brighton, Minnesota, a suburb of St. Paul. This facility houses all of the Company's corporate activities including administration, finance, sales and marketing, research and development, and manufacturing.

     The Company leases 12,000 square feet of office space in Tampa, Florida for its direct sales, customer service, patient support and billing and collection activities, pursuant to a 60-month lease terminating in May 2001. The Company believes that it will require additional space for these operations which is not available at the current office facility and has therefore engaged a broker to locate additional space.

     The Company also leases the former Staodyn headquarters building in Longmont, Colorado. The Company has exercised its option to purchase that facility and separately entered into an agreement to sell that facility to a real estate developer. Both closings are expected to occur on or before January 10, 1999.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company has, from time to time, been a party to certain claims, legal actions, and complaints arising in the ordinary course of business. Management does not believe that the resolution of such matters has had or will have a material impact on the Company's results of operations or financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of the Company's shareholders during the quarter ended June 30, 1998.

                                      PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Rehabilicare Inc. shares are traded on The Nasdaq Stock Market under the symbol REHB. The table below sets forth the high and low closing sale prices of the Company's common stock for the periods indicated, as quoted by Nasdaq:


                                                           Closing Sale Price
                                                         ----------------------
                                                            High        Low
                                                         ----------  ----------
 Fiscal year ending June 30, 1998
      First Quarter                                      $  3 7/8    $  2 7/8
      Second Quarter                                        4 9/16      2 15/16
      Third Quarter                                         3 5/8       2 3/4
      Fourth Quarter                                        3           2 1/2


                                                           Closing Sale Price
                                                         ----------------------
                                                            High        Low
                                                         ----------  ----------
 Fiscal year ending June 30, 1997
      First Quarter                                      $  4 5/16   $  3
      Second Quarter                                        4 1/4       2 3/8
      Third Quarter                                         4 1/4       2 7/8
      Fourth Quarter                                        3 3/4       2 3/4

     The last sale price reported by Nasdaq on September 23, 1998 was $2.50. As of September 23, 1998, there were approximately 800 shareholders of record (not including beneficial holders) and the Company estimates there were approximately 1,500 beneficial holders.

     The Company has never declared or paid a cash dividend on its Common Stock. The Board of Directors presently intends to retain all earnings for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     On March 17, 1998, Rehabilicare merged with Staodyn, Inc. in a transaction accounted for as a pooling-of-interests. As a result of that merger, the financial statements and related notes, and this discussion, are based on the combined financial position and results of operations as if the companies had been combined throughout the periods. Prior to the merger, Staodyn reported its financial results on a fiscal year ended November 30, while Rehabilicare reported its financial results on a fiscal year ended June 30.

     The balance sheet of Rehabilicare at June 30, 1997 on a combined basis presents the historical financial position of Rehabilicare at June 30, 1997 combined with the historical financial position of Staodyn at November 30, 1997. The combined results of operations for the year ended June 30, 1998 represent the historical results of operations of Rehabilicare for such period combined with the historical results of operations of Staodyn for the same period. The combined results of operations for the year ended June 30, 1997 represent the historical results of operations of Rehabilicare for such period combined with the historical results of operations of Staodyn for the year ended November 30, 1997.

      Staodyn, like Rehabilicare, was engaged in the design, manufacture and distribution of electrotherapy products and had a product line that was similar to the product line of Rehabilicare. Rehabilicare determined to combine the manufacturing and billing functions of Staodyn with those of Rehabilicare, moving Staodyn's manufacturing operations to Rehabilicare's offices in St. Paul, Minnesota and moving Rehabilicare's billing functions to Staodyn's facility in Tampa, Florida. Staodyn's Longmont facility was closed at the end of June and Rehabilicare currently has a contract for sale of the facility. Rehabilicare terminated approximately 80 employees in connection with the consolidation of these operations and incurred moving costs and facility, equipment and inventory writedowns in connection with the transfers, which are discussed below.

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

     Staodyn has also designed, manufactured and distributed electrotherapy products for clinical and home health care uses for over 25 years. Its product line focused primarily on pain management. Staodyn began distributing its products directly to patients in 1992 through an acquisition.

RESULTS OF OPERATIONS

     The following table sets forth information from the statement of operations as a percentage of revenue for the periods indicated:

                                                           Year Ended June 30
                                                          --------------------
                                                          1998            1997
                                                          ----            ----
    Net sales and rental revenue                          100.0%         100.0%
    Cost of sales and rentals                              32.9           31.9

    Gross profit                                           67.1           68.2

    Operating expenses -

        Selling, general and administrative                59.8           60.1
        Research and development                            2.9            3.1
        Merger expense                                     10.6            ---
            Total operating expenses                       73.3           63.2

    Income (loss) from operations                          (6.2)           5.0

    Other expense                                           1.1            0.9

    Income tax benefit                                      4.4            1.5

    Net income (loss)                                      (2.9)           5.6



     Revenue was $33,812,000 in fiscal 1998, a 5% increase from $32,134,000 in fiscal 1997. Net sales and rental revenue from direct distribution to patients increased 9% to $28,377,000 from $26,124,000 and accounted for approximately 84% and 81% of total revenue, respectively. The increase was due primarily to growth in the number of new patients.

     Revenue from the Company's traditional dealer business, excluding international, decreased by 1% to $5,269,000 in fiscal 1998 from $5,323,000. International sales were $166,000 in fiscal 1998 compared to $687,000 in fiscal 1997. The primary reason for the decrease was the fulfillment in fiscal 1997 of an order from the Company's dealer in the United Kingdom for the BabiTENS-TM-product. Fiscal 1998 sales reflect ongoing accessory sales to that distributor for use with those units.

     Gross profit increased 4% to $22,677,000 or 67% of revenue in fiscal 1998 compared with $21,898,000 or 68% of revenue in fiscal 1997. As a result of the merger with Staodyn, the company wrote-off approximately $832,000 of inventories related to Staodyn product lines which have been discontinued. Before that write-off, gross profit increased to 70% of revenue. The changes in gross profit as a percent of revenue are primarily the result of the mix of sales and rentals.

     Selling, general and administrative expenses increased 5% to $20,227,000 in fiscal 1998 from $19,316,000 in fiscal 1997. The only significant changes in selling, general and administrative expenses were variable expenses including sales commissions and marketing costs related to the CTDx-TM- and the new Ortho Dx product lines and an increased provision for uncollectible retail receivables. The Company also incurred operating costs of $3,589,000 in fiscal 1998 for merger related expenses. That total included $1,375,000 for the write-off of fixed and intangible assets related to Staodyn product lines, which have been discontinued.

     Research and development expense was $986,000 or 3% of revenue in fiscal 1998 compared with $984,000 or 3% of revenue in fiscal 1997.

     Rehabilicare incurred pretax expenses of approximately $4,421,000 in connection with the merger during the year ended June 30, 1998, consisting of approximately $1,165,000 of employee severance costs; approximately $496,000 of investment banking fees; $250,000 of professional fees; and $2,200,000 adjustment for obsolete inventory, fixed and tangible assets; and approximately $310,000 of miscellaneous employee costs and expenses. Of those total expenses, $832,000 representing inventory write-offs, was charged to cost of sales and $3,589,000 was charged to operating expneses in the period ended June 30, 1998. See Note 3 to the Consolidated Financial Statements.

     The Company reported an operating loss of $2,125,000 in fiscal 1998 compared with operating income of $1,599,000 in fiscal 1997. Such loss was primarily a result of the merger related expenses discussed above. The net loss was $1,009,000 in fiscal 1998 compared to net income of $1,794,000 for fiscal 1997.

     Rehabilicare recorded an income tax benefit for fiscal 1998. The amount recorded includes a tax benefit on losses reported for the year and full reversal of valuation allowances in the amount of $769,000 recorded by Staodyn as a separate company in previous years. The allowances had been recorded against available tax loss carry forwards and timing differences in the recognition of certain costs and expenses. Based on the successful completion of the Merger and the foundation created for future profitable operations, management believes that it is more likely than not that Rehabilicare will ultimately realize the available tax benefits.

COMPARISON OF YEAR ENDED JUNE 30, 1997 TO YEAR ENDED JUNE 30, 1996

     Revenue was $32,134,000 in fiscal 1997, up 16% from $27,647,000 in fiscal 1996. All of the increase occurred in the Company's direct distribution business, which increased by 22% to $26,124,000 in 1997 from $21,450,000 the previous year, representing 81% of total revenue in 1997 compared to 78% in 1996. Both the number of retail sales representatives and active patients increased significantly in 1997 compared to the previous year. Revenue from the traditional dealer business decreased slightly to $6,010,000 in 1997 from $6,197,000 in 1996.

     Gross profit was $21,898,000 or 68% of revenue in fiscal 1997, compared to $18,681,000 or 68% of revenue in 1996. Margins on direct sales and rentals were unchanged in 1997 from 1996. The improvement in gross margin due to the change in sales mix from dealer business to direct sales and rentals was largely offset by a decrease in margins in dealer business.

     Selling, general and administrative expenses increased 15% to $19,316,000 in fiscal 1997 from $16,764,000 in fiscal 1996 due to expansion of both the external sales and internal patient support activities. As a percentage of revenue S, G & A expenses decreased from 61% to 60%.

     Research and development expenses increased by 5% to $984,000, or 3% of revenue, in fiscal 1997, compared to $941,000, or 3% of revenue, in fiscal 1996. During 1997, the Company developed the Ortho Dx product as well as expanded the capabilities of the CTDx product line.

     Operating income was $1,599,000 in fiscal 1997, up 64% from $977,000 in fiscal 1996, due to the increase in revenue and effective management of costs and expenses. The percentage increase in selling expenses was less than the increase in revenue, and general & administrative and research & development expenses were up less than 3% in total on a year-to-year basis.

     Net income was $1,794,000 in fiscal 1997, compared to $539,000 in fiscal 1996. Income before income taxes was $1,297,000 in 1997, up 84% from $704,000 the previous year.


FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

     The Company used cash of $1,734,000 in fiscal 1998 and generated $273,000 of cash in fiscal 1997.

     Operations have previously required significant amounts of cash to fund increases in receivables. Cash was used to fund increases in net receivables of $1,277,000 in fiscal 1998 and $558,000 in fiscal 1997. During fiscal 1998, the Company provided an additional $2,329,000 for uncollectible receivables and wrote off $1,907,000 of accounts it considered uncollectible. As a percent of receivables, the reserve increased from 19.1% in fiscal 1997 to 20.2% in fiscal 1998.

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

     Cash of $626,000 was used in investing activities in fiscal 1998 compared with $482,000 in fiscal 1997. Most of the usage related to the purchase of new computer software and hardware for the Company's manufacturing and accounting systems, which are now year 2000 compliant.

     Financing activities used cash of $838,000 in fiscal 1998 and $652,000 in fiscal 1997. The Company repaid approximately $359,000 of long-term debt in fiscal 1998 and $514,000 in fiscal 1997. The Company maintains a credit facility, which provides for borrowing up to $5,000,000, limited by eligible accounts receivable. At June 30, 1998, the borrowing base limit was approximately $5,000,000. There were no borrowings under the line on June 1998 and $340,000 at June 30, 1997. In August 1998 (after fiscal year end), the Company applied $3,300,000 of borrowings under the credit facility (a portion as a term loan) to the purchase of the home electrotheraphy division of Henley Healthcare, Inc. Except with respect to such application, the Company does not have, any material commitments for capital expenditure and believes that cash requirements during fiscal 1998 will be less than its available credit facility.

     The company has completed a review of its computer systems with regard to year 2000 compliance and will either replace or correct through programming modifications those computer systems that have been found to have date-related deficiencies. In addition, the company is assessing the readiness of third parties (e.g. venders and customers) that interact with the company's systems. Also being assessed are facility and telecommunications systems, as well as systems used to support manufacturing processes, to ensure that these will be year 2000 ready. The company's products have been assessed and found to be year 2000 compliant with the exception of a few requiring minor corrective actions.

     External and internal costs specifically associated with modifying internal use software for year 2000 compliance are expressed as incurred. To date, those costs have not been material. Based upon currently available information, the company does not expect the costs of addressing potential year 2000 problems to have a material adverse impact on the company's financial position, results of operations or liquidity in future periods.
The company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

SAFE HARBOR STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     This report contains "forward-looking statements" within the meaning of Federal securities laws. The forward looking statements are subject to risks and uncertainties, including, but not limited to: the risks related to fluctuations in the Company's quarterly operating results; inventory and receivables requirements for direct billed medical equipment sales; volatility in the markets for electrotherapy; the effects of reimbursement and other governmental or private agency actions on the Company's sales; and competition and other risks that may be detailed in the Company's Form 10-KSB for the year ending June 30, 1998 or in other filings with the Securities and Exchange Commission.

ITEM 7.   FINANCIAL STATEMENTS.

     The following financial statements and financial statement schedules are attached as a separate section immediately following the signature page of this Annual Report on Form 10-KSB:

     Report of Independent Accountants
     Consolidated Balance Sheets as of June 30, 1998 and 1997
     Consolidated Statements of Operations for the years ended June 30, 1998 and 1997
     Consolidated Statement of Changes in Stockholders' Equity for the years ended June 30, 1998 and 1997
     Consolidated Statements of Cash Flows for the years ended June 30, 1998 and 1997
     Notes to Consolidated Financial Statements
     Consolidated Supplemental Schedule for the years ended June 30, 1998 and
        1997:
        Schedule II - Valuation and Qualifying Accounts

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information contained under the headings "Election of Directors" and "Executive Officers" of the Company's definitive proxy statement for its annual meeting of shareholders to be held December 15, 1998 (hereafter the "Proxy Statement"), is hereby incorporated by reference.

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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  INDEX OF EXHIBITS


 Number              Description
--------            -------------
   2.1   Agreement and Plan of Merger dated as of December 1, 1997 by and among Rehabilicare Inc., Hippocrates Acquisition, Inc. and Staodyn,
         Inc. (incorporated by reference to Exhibit A to the Proxy
         Statement/Prospectus that forms a part of Amendment No. 1 to the
         Registration Statement on Form S-4 filed by the Company on February
         10, 1998 (File number 333-44139)) (i)

   2.2   Asset Purchase Agreement dated August 6, 1998 between the Company and
         Henley Healthcare, Inc.*

     3   Restated Articles of Incorporation (c)

   3.1   Articles of Amendment to Articles of Incorporation (i)

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

 10.10 $65,000 Limited Revenue Tax Increment Note payable to the Company by the City of New Brighton (f)

 10.11   Credit Agreement dated December 1, 1994 between the Company and
         Norwest Bank Minnesota, N.A. (f)

 10.13   Form of Severance Pay Agreement (h)



 10.14 Stock Pledge Agreement and Promissory Note dated March 11, 1997 between the Company and David B. Kaysen (h)

 10.15   Third Amendment dated August 5, 1998 to Credit Agreement dated
         December 1, 1994 between the Company and Norwest Bank Minnesota, N.A.*

 10.17 Purchase and Sale Agreement dated August 19, 1998 between the Company and Etkin-Johnson Group LLC.*

 10.18   Letter dated July 10, 1998 to 1225 Building, LLC and Pendelton
         Construction Co. exercising options to purchase premises at 1225
         Ken Pratt Boulevard in Longmont, Colorado.

  23.1   Consent of Independent Public Accountants - PricewaterhouseCoopers LLP

  27.1   Financial Data Schedule for the period ended March 31, 1998 (i)

  27.2   Restated Financial Data Schedule for the year ended June 30, 1997 (i)

    99   Safe Harbor Statement pursuant to the Private Securities Litigation
         Reform Act of 1995

--------------------------------------------------------------------------------

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

   (d) Incorporated by reference to the Company's Registration Statement on Form S-2 filed on June 24, 1993 (File Number 33-64884)

   (e) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1994 (File Number 0-9407)

   (f) Incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 1995 (File Number 0-9407)

   (g) Incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 1996 (File Number 0-9407)

   (h) Incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 1997 (File Number 0-9407)

   (i) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1998 (File Number 0-9407)


        (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1998.


     * Filed as part of this report

                                     SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                     REHABILICARE INC.

 Dated:  September 28, 1998     By:  /s/ DAVID B. KAYSEN
                                    ------------------------------------------
                                         David B. Kaysen
                                         President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              NAME                        TITLE                           DATE
             ------                      -------                         ------

/s/ DAVID B. KAYSEN          President, Chief Executive Officer      September 28, 1998
--------------------------
David B. Kaysen
                             Vice President of Finance
                             (Principal Financial and
/s/ W. GLEN WINCHELL         Accounting Officer)                     September 28, 1998
--------------------------
W. Glen Winchell

                             Chairman, Chief Technical
/s/ ROBERT C. WINGROVE       Officer and Director                    September 28, 1998
--------------------------
Robert C. Wingrove


                             Director                                September 28, 1998
--------------------------
Frederick H. Ayers


/s/ W. BAYNE GIBSON          Director                                September 28, 1998
--------------------------
W. Bayne Gibson


/s/ RICHARD E. JAHNKE        Director                                September 28, 1998
--------------------------
Richard E. Jahnke


/s/ JOHN H.P. MALEY          Director                                September 28, 1998
--------------------------
John H.P. Maley


                                 REHABILICARE INC.

                             Financial Statements as of
                             June 30, 1998 and 1997 and
                               Supplemental Schedule
                              Together With Report of
                           Independent Public Accountants

                         REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Shareholders of Rehabilicare Inc.


In our opinion, the accompanying balance sheet and the related statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Rehabilicare Inc. at June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP


Minneapolis, MN
September 23, 1998

                                      REHABILICARE INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                                AS OF JUNE 30

                                                                           1998                  1997
                                                                      -------------         --------------
                                ASSETS
                                ------
CURRENT ASSETS:
   Cash and cash equivalents                                          $      919,765        $   2,654,118
   Receivables, less reserve for uncollectible accounts                   12,660,677           11,384,063
      of $3,109,448 and $2,687,151
   Inventories -
      Raw materials                                                        2,252,897              497,206
      Work in process                                                        249,277                --
      Finished goods                                                       4,292,870            6,621,484
   Deferred income taxes                                                   2,197,724            1,071,882
   Prepaid expenses                                                          300,827              442,320
                                                                       -------------        -------------
         Total current assets                                             22,874,037           22,671,073
                                                                       -------------        -------------
PROPERTY AND EQUIPMENT:                                                   11,915,732           12,770,451
   Less accumulated depreciation                                          (8,544,578)          (8,446,523)
                                                                       -------------        -------------
         Total property and equipment                                      3,371,154            4,323,928
                                                                       -------------        -------------
Intangible assets, net of accumulated amortization of
  $1,983,764 and $1,446,642                                                  477,210            1,099,004
Deferred income taxes                                                        302,859              327,882
Other assets                                                                  35,098               49,460
                                                                       -------------        -------------
                                                                       $  27,060,358        $  28,471,347
                                                                       -------------        -------------
                                                                       -------------        -------------
                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
CURRENT LIABILITIES:
   Note payable                                                       $        --          $      340,000
   Current maturities of long-term debt                                      404,172              373,878
   Accounts payable                                                        1,110,366            1,013,148
   Accrued liabilities
      Payroll                                                                699,123              743,385
      Commissions                                                            458,783              370,210
      Taxes                                                                    --                 260,690
      Other                                                                  996,979              442,478
                                                                       -------------        -------------
         Total current liabilities                                         3,669,423            3,543,789

LONG-TERM DEBT                                                             3,299,705            3,555,107
                                                                       -------------        -------------
         Total liabilities                                                 6,969,128            7,098,896
                                                                       -------------        -------------
STOCKHOLDERS' EQUITY
   Common stock                                                            1,044,337            1,037,470
   Additional paid-in capital                                             20,641,922           20,491,929
   Less note receivable from officer/stockholder                            (237,500)            (162,500)
   Retained earnings                                                      (1,357,529)               5,552
                                                                       -------------        -------------
         Total stockholders' equity                                       20,091,230           21,372,451
                                                                       -------------        -------------
                                                                       $  27,060,358        $  28,471,347
                                                                       -------------        -------------
                                                                       -------------        -------------



  The accompanying notes are an integral part of these financial statements.

                         REHABILICARE INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                            FOR THE YEARS ENDED JUNE 30


                                                       1998                    1997
                                                  --------------         --------------
Net sales and rental revenue                      $  33,812,453          $  32,133,707

Cost of sales and rentals                            11,135,933             10,235,956
                                                  -------------          -------------
     Gross profit                                    22,676,520             21,897,751

Operating expenses:
   Selling, general and administrative               20,226,837             19,315,697
   Research and development                             986,203                983,645
   Merger expense                                     3,588,890                  --
                                                  -------------          -------------
     Total operating expenses                        24,801,930             20,299,342
                                                  -------------          -------------

     Income (loss) from operations                   (2,125,410)             1,598,409

Other income (expense):
  Interest expense                                     (391,677)              (412,503)
  Other income                                           13,235                110,775
                                                  -------------          -------------

    Income (loss) before income taxes                (2,503,852)             1,296,681

Income tax benefit                                   (1,495,169)              (496,647)
                                                  -------------          -------------
    Net income (loss)                             $  (1,008,683)         $   1,793,328
                                                  -------------          -------------
                                                  -------------          -------------

Net income (loss) per common share and common equivalent share

      Basic                                       $       (0.10)         $        0.17
                                                  -------------          -------------
                                                  -------------          -------------
      Diluted                                     $       (0.10)         $        0.17
                                                  -------------          -------------
                                                  -------------          -------------
Weighted average number of shares outstanding
      Basic                                          10,398,346             10,247,589
                                                  -------------          -------------
                                                  -------------          -------------
      Diluted                                        10,398,346             10,370,568
                                                  -------------          -------------
                                                  -------------          -------------


  The accompanying notes are an integral part of these financial statements.

                          REHABILICARE INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                             FOR THE YEARS ENDED JUNE 30

                                                                                       Note
                                                                      Additional    Receivable
                                              Common Stock             Paid-In     From Officer/      Retained
                                          Shares         Amount        Capital     Stockholder        Earnings            Total
                                       -----------    -----------    -----------   ------------    --------------   ---------------
BALANCE, June 30, 1996                  10,191,399     $1,019,140    $20,247,188      $          -    $(1,787,776)      $19,478,552
Exercise of stock options and
  related tax benefits                     181,965         18,196        240,048       (162,500)              -              95,744
Common stock issued through Employee
  Stock Purchase Plan                        1,337            134          4,693            -                 -               4,827
Net income                                     -              -              -              -           1,793,328         1,793,328
                                        ----------     ----------    -----------      ---------       -----------       -----------

BALANCE, June 30, 1997                  10,374,701      1,037,470     20,491,929       (162,500)            5,552        21,372,451
Exercise of stock options and related
  tax benefits                              58,778          5,878        124,080        (75,000)              -              54,958
Common stock issued through Employee
  Stock Purchase Plan                        9,890            989         25,913            -                 -              26,902
Adjustment to conform the year-
  end of Staodyn, Inc.                         -              -              -              -            (354,398)         (354,398)
Net loss                                       -              -              -              -          (1,008,683)       (1,008,683)
                                        ----------     ----------    -----------      ---------       -----------       -----------

BALANCE, June 30, 1998                  10,443,369     $1,044,337    $20,641,922      $(237,500)      $(1,357,529)      $20,091,230
                                        ----------     ----------    -----------      ---------       -----------       -----------
                                        ----------     ----------    -----------      ---------       -----------       -----------

      The accompanying notes are an integral part of these financial statements.

                          REHABILICARE INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE YEARS ENDED JUNE 30


                                                                       1998             1997
                                                                   -----------      -----------
OPERATING ACTIVITIES
  Net income (loss)                                                $(1,008,683)     $ 1,793,328
    Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities
     Depreciation and amortization                                     840,879        1,162,169
     Non-recurring merger costs                                      1,374,550             --
     Change in long-term portion of deferred income taxes               25,023         (359,626)
     Stock Compensation                                                   --             22,888
     Loss on sale of equipment                                                            8,941
     Changes in current assets and liabilities
       Receivables                                                  (1,276,614)        (558,193)
       Current deferred taxes                                       (1,125,842)        (481,021)
       Inventories                                                     323,646          (63,302)
       Prepaid expenses                                                141,493           46,207
       Accounts payable                                                 97,218         (247,313)
       Accrued liabilities                                             338,122           82,427
                                                                   -----------      -----------
         Net cash provided by (used in) operating activities          (270,208)       1,406,505
                                                                   -----------      -----------

INVESTING ACTIVITIES
  Purchase of property and equipment                                  (612,137)        (403,126)
  Investment in patents                                                (28,129)            --
  Increase (decrease) in other assets                                   13,767          (79,072)
                                                                   -----------      -----------
    Net cash used in investing activities                             (626,499)        (482,198)
                                                                   -----------      -----------

FINANCING ACTIVITIES
  Proceeds from new financing                                          133,515             --
  Principal payments on long-term obligations                         (358,623)        (513,844)
  Proceeds from (payments on) line of credit, net                     (340,000)        (215,000)
  Equity transactions                                                   81,860           77,053
  Adjustment for pooling                                              (354,398)            --
                                                                   -----------      -----------
    Net cash used in financing activities                             (837,646)        (651,791)
                                                                   -----------      -----------

    Net increase (decrease) in cash and cash equivalents            (1,734,353)         272,516

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       2,654,118        2,381,602
                                                                   -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $   919,765      $ 2,654,118
                                                                   -----------      -----------
                                                                   -----------      -----------

SUPPLEMENTAL CASH FLOW INFORMATION
    Interest paid                                                  $   389,468      $   423,401
                                                                   -----------      -----------
                                                                   -----------      -----------

    Income taxes paid                                              $     9,611      $   284,018
                                                                   -----------      -----------
                                                                   -----------      -----------


      The accompanying notes are an integral part of these financial statements.

                         REHABILICARE INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

REVENUE RECOGNITION

     Rehabilicare Inc. (the "Company") generates revenue from sales of its products to medical equipment dealers and from rental or sales directly to patients and health care providers. Revenue is recognized at the time of shipment to dealers and health care providers or upon notification from a health care provider that equipment has been prescribed and provided to a patient. All revenue is recognized net of estimated sales allowances and returns.

PROVISION FOR UNCOLLECTIBLE ACCOUNTS

     Revenue from rental and sale of products directly to patients and health care providers accounted for approximately 84 percent of total revenue in fiscal 1998 and 81 percent in fiscal 1997. A significant portion of the related receivables are from insurance companies or other third-party reimbursing agents. The nature of these receivables within this industry has typically resulted in long collection cycles. The Company establishes a reserve for uncollectible accounts based upon factors surrounding credit risk of specific insurance carriers, historical trends, patient responsibility and other information.

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


     Building                                            39 years
     Office furniture and equipment                    3-10 years
     Production equipment                               3-5 years
     Clinical and rental equipment                        5 years


INTANGIBLE ASSETS

     Intangible assets consist primarily of patents. These assets are being amortized using the straight-line method over estimated useful lives of 14 years. The Company periodically reviews its patents for indications of impairment in accordance with SFAS No. 121.

RESEARCH AND DEVELOPMENT

     Research and development costs are expensed when incurred.

EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Under SFAS No. 128, the presentation of primary earnings per share is replaced with a presentation of basic earnings per share. SFAS No. 128 requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform with the provisions of SFAS No. 128.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments primarily consist of cash, receivables and payables for which current carrying amounts approximate fair market value. Additionally, interest rates on outstanding borrowings are at rates which approximate market rates for borrowings with similar terms and average maturities.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131 "Disclosure about Segments of an Enterprise and Related Information." This statement, which must be adopted by the company for the fiscal year ending June 30, 1999, establishes new standards for reporting information about operating segments in annual and interim financial statements. Under SFAS No. 131, operating segments are determined consistent with the way management organizes and evaluates financial information internally for making decisions and assessing per-formance. SFAS No. 131 also requires related disclosures about products, geographic areas, and major customers. Implementation of this disclosure standard will not affect the company's results of operations, cash flows or financial position.

SELECTED FINANCIAL STATEMENT DATA

                                                         As of June 30
                                                  -----------------------------
                                                     1998              1997
                                                  -----------       -----------
 Property, Plant and Equipment
   Land                                           $   306,553       $   306,553
   Buildings                                        3,152,323         3,084,140
   Clinical and Rental Equipment                      340,534         1,296,295
   Production Equipment                             3,174,596         3,448,832
   Office Furniture and Equipment                   4,941,726         4,634,631
                                                  -----------       -----------
                                                   11,915,732        12,770,451
   Less Accumulated Depreciation                   (8,544,578)       (8,446,523)
                                                  -----------       -----------
       Total Property and Equipment               $ 3,371,154       $ 4,323,928
                                                  -----------       -----------
                                                  -----------       -----------


2.   MERGER

     On March 17, 1998, pursuant to an Agreement and Plan of Merger executed by Rehabilicare on December 1, 1997 and approved by shareholders on March 17, 1998, a wholly-owned subsidiary of Rehabilicare was merged (the "Merger") into Staodyn, Inc. ("Staodyn"). As a result of the Merger, each outstanding share of common stock, $0.01 par value of Staodyn ("Staodyn Common Stock") became 0.829 of a share of Rehabilicare Common Stock (with cash paid in lieu of fractional shares) and Staodyn became a wholly-owned subsidiary of Rehabilicare. Rehabilicare issued a total of 5,521,111 shares of its common stock as a result of the Merger. Rehabilicare also assumed the obligations to issue shares under options to purchase 383,083 shares of Staodyn Common Stock (approximately 317,575 shares of Rehabilicare Common Stock) and warrants to purchase 130,000 shares (107,770 shares of Rehabilicare Common Stock).

     The Merger was recorded using the pooling-of-interests method. Prior to the Merger, Staodyn reported its financial results on a fiscal year ended November 30, while Rehabilicare reported its financial results on a fiscal year ended June 30. The balance sheet of Rehabilicare at June 30, 1997 on a combined basis presents the historical financial position of Rehabilicare at June 30, 1997 combined with the historical financial position of Staodyn at November 30, 1997. The combined results of operations for the fiscal year ended June 30, 1997 represent the historical results of operations of Rehabilicare for such period combined with the historical results of operations of Staodyn for the fiscal year ended November 30, 1997. The combined results of operations for the fiscal year ended June 30, 1998 represent the historical results of operations of Rehabilicare for such period combined with the historical results of operations of Staodyn for the same period. Staodyn's revenue and costs and expenses of $10,813,033 and $10,458,635, respectively, for the period July 1, 1997 through November 30, 1997 are included in the combined results of operations for the fiscal year ended June 30, 1998 and 1997, resulting in an adjustment to retained earnings of $354,398 during fiscal 1998.

3.   NON-RECURRING CHARGES

     Rehabilicare incurred pretax expenses of approximately $4,421,000 in connection with the Merger for the year ended June 30, 1998, consisting of approximately $1,165,000 of employee severance costs; approximately $496,000 of investment banking fees; $250,000 of professional fees; a $2,200,000 adjustment for obsolete inventory, fixed and tangible assets; and approximately $310,000 of miscellaneous employee costs and expenses. Of those total expenses, $832,000 representing inventory write-offs, was charged to cost of sales and $3,589,000 was charged to operating expenses in the period ended June 30, 1998.

                                               Inventory,
                             Severance          Fixed and
                            and Related       Tangible Assets   Professional
                               Costs           Write-down            Fees             Other           Total
                            -----------       -------------      ------------       -----------     -----------
 Initial Charges            $ 1,215,000        $ 2,200,000        $   746,000       $   260,000     $ 4,421,000
 Utilization:
   Cash                        (573,000)                --           (746,000)         (260,000)     (1,579,000)
   Non-cash                          --         (2,200,000)                --                --      (2,200,000)
                            -----------       -------------      ------------       -----------     -----------
 Balance at
     June 30, 1998          $   642,000        $        --        $        --       $        --     $   642,000
                            -----------       -------------      ------------       -----------     -----------
                            -----------       -------------      ------------       -----------     -----------

     The June 30, 1998 reserve balance of $642,000 is included in other accrued liabilities.

4.   NOTES PAYABLE:

     The Company maintains a revolving line of credit with a bank which provides for borrowings up to $2,000,000, limited by eligible receivables, as defined. There were no amounts outstanding on the line of credit at June 30, 1998. Borrowings under this line bear interest, payable monthly, at the bank's prime rate (8.5% at June 30, 1998). Amounts outstanding are collateralized by receivables, inventories, furniture and equipment. The Company was in compliance with all financial covenants contained in the credit agreement as of June 30, 1998.

     Selected data on the Company's borrowings under its revolving line of credit is shown below:

                                                      1998              1997
                                                  ----------         ----------
 Average balance outstanding                      $  471,000         $  534,000
 Maximum balance outstanding                      $  740,000         $  845,000
 Weighted average interest rate                         8.5%               8.3%


     Subsequent to year-end and effective August 5, 1998, the Company amended its Credit Agreement to increase the amount of credit from $2,000,000 to $2,500,000 and to make a new term loan to the Company in the amount of $2,500,000. The new term loan is a three year loan payable in monthly installments of $69,445 plus accrued interest. Interest accrues at a fixed annual rate of 8.05% for the first year, and then for the next two years at a fixed annual rate equal to 2.75% in excess of the treasury rate. The proceeds from this term loan were used to pay off a term note and to acquire certain assets of a division of Henley Healthcare. (See Note 8 for Discussion of Acquisition.)

5.   LONG-TERM DEBT:

Long-term obligations at June 30 consisted of the following

                                                                                        1998             1997
                                                                                     -----------     -----------
Financing obligation, lease payments are due in annual installments through July 2003, interest at prime (8.5% at June 30, 1998), collateralized by the Company's building in Longmont, Colorado.  Option to purchase the
building was filed on July 2, 1998.  (See Note 9)                                    $ 1,258,500     $ 1,256,591

Mortgage note payable, principal and interest due in monthly
Installments through May 2015, interest at 7.37%,
Collateralized by the Company's land and building                                        721,982         742,942

Mortgage note payable, principal and interest due in monthly
Installments through May 2005 and a balloon payment at that
date, interest at 9.56%, collateralized by the Company's land
and building                                                                             718,344         734,596

Notes payable, principal and interest due in monthly
Installments through June 1999, interest at prime (8.5% at
June 30, 1998), collateralized by the Company's
Receivables, inventories, furniture and equipment                                        199,992         399,996

Capital lease obligations                                                                755,684         745,485

Other                                                                                     49,375          49,375
                                                                                     -----------     -----------
                                                                                       3,703,877       3,928,985
Less-Current maturities                                                                 (404,172)       (373,878)
                                                                                     -----------     -----------
                                                                                     $ 3,299,705     $ 3,555,107
                                                                                     -----------     -----------
                                                                                     -----------     -----------

     Under terms of the various loan agreements, the Company must meet certain financial covenants, including maintaining certain levels of stockholders' equity and meeting or exceeding certain financial ratios. As of June 30, 1998, the Company was in compliance with all such covenants relating to significant loan agreements.

     Future maturities due in each fiscal year with respect to long-term debt, excluding obligations under capital leases, are as follows:

          1999                          $     240,424
          2000                                 43,939
          2001                                 47,754
          2002                                 51,905
          2003                                 56,425
          Thereafter                        2,507,746
                                        -------------
                                        $   2,948,193
                                        -------------
                                        -------------


CAPITAL LEASES

     The Company has commitments under various capital leases which bear interest at rates ranging from 6.15% to 14.1% and are payable in monthly installments through May 2002. Aggregate principal payments due in each fiscal year with respect to these obligations are as follows:


      1999                                   $     163,748
      2000                                         175,318
      2001                                         170,351
      2002                                         213,127
      2003                                          33,140
                                             -------------
                                             $     755,684
                                             -------------
                                             -------------

6.   INCOME TAXES:

     Deferred income taxes represent the tax effects of timing differences in the recognition of revenue and expenses for financial reporting and income tax purposes. Federal tax credits are recorded as a reduction of income tax expense in the year the credits are utilized.

     The following summarizes the components of the provision for taxes:

                                                      1998             1997
                                                  -----------      -----------
 Currently payable:
   Federal                                        $  (374,632)     $    45,116
   State                                              (19,718)           2,375
 Deferred                                          (1,100,819)        (544,138)
                                                  -----------      -----------
                                                  $(1,495,169)     $  (496,647)
                                                  -----------      -----------
                                                  -----------      -----------

     A reconciliation of the Company's reported provision for income taxes as compared to that using statutory federal rates follows:


                                                       1998            1997
                                                   -----------     -----------
 Statutory rate applied to income before taxes     $  (851,300)    $   441,100
 State income taxes, net of federal tax benefit        (87,650)         57,600
 Release of valuation allowance                       (780,765)       (700,200)
 Usage of net operating losses                              --        (293,700)
 Nondeductible merger costs                            279,860          17,000
 Other                                                 (55,314)        (18,447)
                                                   -----------     -----------
                                                   $(1,495,169)    $  (496,647)
                                                   -----------     -----------
                                                   -----------     -----------

 Deferred tax benefits arising from:
   Reserve for uncollectible accounts              $   557,218       $ 969,639
   Accruals and other reserves                         159,122         227,274
   Accrued merger costs                                506,733              --
   Depreciation                                         75,037          46,384
   Inventory                                           576,440         293,221
   Sale and leaseback                                  336,871         312,312
   Intangible assets                                    46,255          29,012
   Net operating loss carryforwards                     61,340              --
   Alternative minimum tax credits                          --          50,199
   General business credits                            181,567         252,488
                                                   -----------     -----------
                                                     2,500,583       2,180,529
 Valuation allowance                                        --        (780,765)
                                                   -----------     -----------
 Total deferred tax assets, net                    $ 2,500,583     $ 1,399,764
                                                   -----------     -----------
                                                   -----------     -----------

     The tax provision in fiscal 1998 includes the impact of the release of all remaining valuation allowances. In management's opinion, the sustained profitability of operations, excluding the impact of the costs associated with the merger with Staodyn, make it more likely than not that all potential deferred tax assets will be fully utilized by the Company.

7.   STOCKHOLDERS' EQUITY:

STOCK OPTIONS

     The Company has 925,000 shares of its common stock reserved under its 1988 Restated Stock Option Plan, and 400,000 shares of its common stock reserved under its 1998 Stock Incentive Plan for issuance to key employees, consultants, or other persons providing valuable services to the Company. Options are granted at prices not less than the fair market value on the date of grant and are exercisable in cumulative installments over a term of five years.

     The following table summarizes information with respect to such plans as of June 30, 1998 and has been restated to reflect the converted stock options from the Staodyn merger:


                                         Option Price on Dates
                                                Of Grants           Number of Shares
                                         ---------------------      ----------------
Balance outstanding at June 30, 1996          $ 0.075-$4.750               822,825
  Granted                                      1.5838-4.3125               131.489
  Exercised                                    0.750 - 2.109              (201,500)
  Canceled                                     1.875 - 4.313               (43,305)
                                             ---------------          ------------
Balance outstanding at June 30, 1997           $0.750-$4.750               709,509
  Granted                                      1.6586-3.5625               183,277
  Exercised                                    0.875 - 2.625               (58,778)
  Canceled                                     0.875 - 1.875                (1,500)
                                             ---------------          ------------

Balance outstanding at June 30, 1998          $0.750 - 4.750               832,508
                                                                      ------------
                                                                      ------------

Exercisable at June 30, 1998                  $0.875 - 4.750               500,894
                                                                      ------------
                                                                      ------------

Available for grant at June 30, 1998                                       342,840
                                                                      ------------
                                                                      ------------

                                  Stock Options Outstanding           Stock Options Exercisable
                            ------------------------------------     --------------------------
                            Weighted Average    Weighted Average               Weighted Average
   Range of                    Remaining         Exercise Price                 Exercise Price
Exercise Price     Shares   Contractual Life       Per Share          Shares       Per Share
--------------    -------   ----------------    ----------------     -------   ----------------
$1.51 to $2.19    181,592      1.6 Years            $   1.93         169,477        $   1.93
$2.25 to $3.13    383,482      3.6 Years                2.65         166,982            2.51
$3.17 to $4.00    175,595      3.5 Years                3.38          90,596            3.40
$4.25 to $4.98     46,658      2.9 Years                4.60          28,658            4.62
$5.42 to $6.33     45,181      3.9 Years                5.59          45,181            5.59
                  -------                                            -------
                  832,508                                            500,894
                  -------                                            -------
                  -------                                            -------

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's stock plans. Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                     1998              1997
                                                  -----------       -----------
Net Income                    As reported         $(1,008,683)      $ 1,793,328
                              Pro forma            (1,055,305)        1,754,398

Basic earnings per share      As reported         $      (.10)      $       .17
                              Pro forma                  (.10)              .17

     Pro forma net income reflects only options and other stock based awards granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented because compensation cost is reflected over the options' vesting periods, which are normally five years, and compensation cost for options granted prior to fiscal year 1996 is not considered.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997: dividend yield of 0%;
expected volatility of 42.53%; risk-free interest rate of 5.465%, 6.2% and 6.0%; and expected lives of 4.5 years.

     The weighted-average fair value per option at the date of grant for options granted in 1998 and 1997 was $1.37 and $1.58 respectively.

     The Company loaned a total of $237,500 to an officer for the exercise of certain stock options. This loan is secured by a promissory note and a pledge of the stock purchased and bears interest at the bank's prime rate (8.5% on June 30, 1998). Payments are due quarterly, including accrued interest, commencing in fiscal 1999 and ending in fiscal 2001.

     At June 30, 1998 the Company had 75,000 warrants outstanding to purchase shares of its common stock at $2.25 per share. The warrants expired in August 1998.

STOCK PURCHASE PLAN

     The Company has reserved 200,000 authorized shares of its common stock for issuance under its Employee Stock Purchase Plan. All full-time employees are eligible to participate in the plan by having amounts deducted from their earnings.


8.   COMMITMENTS AND CONTINGENCIES:

LITIGATION

     The Company is a party to certain claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a material impact on the financial position or results of operations of the Company.

401(k) PLAN

     The Company has a 401(k) plan in which substantially all employees are eligible to participate. Participants may contribute up to 15% of eligible earnings to the plan. Company contributions are 100% for the first 2% of participants' contributions and 25% for the next 4% up to a maximum matching annual contribution of $750 per participant. In addition, the Company may make additional discretionary contributions to the plan as determined annually. The Company contributed $49,570 and $34,399 to the plan for the years ended June 30, 1998 and 1997, respectively. No discretionary contributions were made for fiscal 1998 or fiscal 1997.

9.   SUBSEQUENT EVENT

     On August 6, 1998, the Company entered into an Asset Purchase Agreement with Henley Healthcare, Inc. pursuant to which it acquired substantially all assets of Henley's Homecare business unit. That unit markets and sells electrotherapy pain management products for home use, similar to the Company's primary business activities. Assets acquired consisted of inventories, receivables and miscellaneous other assets such as furniture, equipment and intangible assets. No liabilities were assumed.

     The purchase price of $3,650,000 was paid in cash obtained from existing funds and borrowings under a bank line of credit described in Note 4.

     On July 10, 1998, the Company exercised its option to purchase the land and building formerly occupied by Staodyn in Longmont, Colorado pursuant to two leases covering that property. The purchase price as specified in those lease agreements will be $2,234,000 plus scheduled lease payments and operating costs due through the closing which is expected to occur on or before January 11, 1999.

     On August 19, 1998, the company entered into a Purchase and Sale Agreement under which it will sell the above property to a real estate developer for $3,550,000 with the closing to occur immediately after the closing described in the preceding paragraph.

                                 REHABILICARE INC.

                  SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                     FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


                                              Balance at                                                   Balance
                                             Beginning of            Net                                  at End of
                                                 Year             Additions          Deductions             Year
                                             ------------        -----------        ------------         ----------
RESERVE FOR UNCOLLECTIBLE ACCOUNTS:
  Year ended June 30, 1997                    $ 2,361,000        $ 2,203,000         $ 1,877,000         $2,687,000
  Year ended June 30, 1998                      2,687,000          2,329,000           1,907,000          3,109,000

RESERVE FOR WARRANTY REPAIRS:
   Year ended June 30, 1997                        45,000                  -              15,000             30,000
   Year ended June 30, 1998                        30,000                  -              ---                30,000

RESERVE FOR INVENTORY OBSOLESCENCE:
   Year ended June 30, 1997                       391,000            163,000             217,000            337,000
   Year ended June 30, 1998                       337,000            493,000             116,000            714,000