Form 10QSB
period 1998-09-30
REHABILICARE INC
filed 1998-11-16
CIK 64578

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period Ended September 30, 1998

                                      OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from __________________ to
                 ______________.

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

                                 (651) 631-0590
                           (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months or for such shorter period that the registrant was required to file such reports and
(2) has been subject to such filing requirements for the past 90 days.
 Yes  X  No
     ---    ---

The number of shares outstanding for each of the Issuer's classes of common stock as of September 30, 1998 was:

COMMON STOCK, $.10 PAR VALUE                                  10,461,691 SHARES


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):
 Yes     No  X
     ---    ---

                         PART I. - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     Included herein is the following unaudited financial information:

         Consolidated Balance Sheets as of September 30, 1998 and June 30, 1998

         Consolidated Statements of Operations for the Three Months ended September 30, 1998 and 1997

         Consolidated Statements of Cash Flows for the Three Months ended September 30, 1998 and 1997

         Notes to Consolidated Financial Statements

                       REHABILICARE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                   September 30,            June 30,
                                                                      1998                   1998
                                                                 ---------------        --------------
ASSETS
CURRENT ASSETS
   Cash                                                          $    329,158           $    919,765
   Receivables, less reserve for uncollectible accounts
    of $3,737,024 and $3,109,448                                   15,473,836             12,660,677
   Inventories -
      Raw materials                                                 1,519,086              2,252,897
      Work in process                                                 202,047                249,277
      Finished goods                                                7,435,363              4,292,870
   Deferred income taxes                                            2,197,724              2,197,724
   Prepaid expenses                                                   237,861                300,827
                                                                 ------------           ------------
         Total current assets                                      27,395,075             22,874,037
                                                                 ------------           ------------

PROPERTY AND EQUIPMENT                                              9,566,268             11,915,732
   Less accumulated depreciation and amortization                  (6,168,322)            (8,544,578)
                                                                 ------------           ------------
         Total property and equipment                               3,397,946              3,371,154
                                                                 ------------           ------------
Intangible assets, net of accumulated amortization
 of $1,984,265 and $1,983,764                                         476,709                477,210
Deferred income taxes                                                 302,859                302,859
Other assets                                                           30,773                 35,098
                                                                 ------------           ------------
                                                                 $ 31,603,362           $ 27,060,358
                                                                 ------------           ------------
                                                                 ------------           ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Note payable                                                  $  1,100,000           $       --
   Current maturities of long-term debt                               903,519                404,172
   Accounts payable                                                 1,776,185              1,110,366
   Accrued liabilities -
      Payroll                                                         333,438                699,123
      Commissions                                                     832,681                458,783
      Taxes                                                           187,358                   --
      Other                                                           736,172                996,979
                                                                 ------------           ------------
         Total current liabilities                                  5,869,353              3,669,423

LONG-TERM DEBT                                                      4,980,987              3,299,705
                                                                 ------------           ------------
         Total liabilities                                         10,850,340              6,969,128
                                                                 ------------           ------------
STOCKHOLDERS' EQUITY
      Common stock                                                  1,045,340              1,044,337
      Additional paid-in capital                                   20,663,562             20,641,922
      Less note receivable from officer/stockholder                  (237,500)              (237,500)
      Retained earnings                                              (718,380)            (1,357,529)
                                                                 ------------           ------------
         Total stockholders' equity                                20,753,022             20,091,230
                                                                 ------------           ------------
                                                                 $ 31,603,362           $ 27,060,358
                                                                 ------------           ------------
                                                                 ------------           ------------

                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      SEPTEMBER 30
                                                           ----------------------------------
                                                              1998                1997
                                                           -------------     ----------------
          Net sales and rental revenue                     $  9,084,333        $  8,256,520

          Cost of sales and rentals                           2,445,647           2,538,467
                                                           ------------        ------------
               Gross profit                                   6,638,686           5,718,053

          Operating expenses:
             Selling, general and administrative              5,180,099           4,953,468
             Research and development                           234,373             235,471
             Acquisition expense                                 79,107                 ---
                                                           ------------        ------------
                                                              5,493,579           5,188,939
                                                           ------------        ------------

               Income from operations                         1,145,107             529,114

          Other income (expense):
             Interest expense                                  (116,583)            (97,789)
             Other income                                         2,624              31,587
                                                           ------------        ------------

               Income before income taxes                     1,031,148             462,912

          Provision for Income Taxes                            392,000              83,000
                                                           ------------        ------------
               Net income                                  $    639,148        $    379,912
                                                           ------------        ------------
                                                           ------------        ------------

          Net income per common share and common
          equivalent share

               Basic                                       $      0.06         $       0.04
                                                           ------------        ------------
                                                           ------------        ------------
               Diluted                                     $      0.06         $       0.04
                                                           ------------        ------------
                                                           ------------        ------------

          Weighted average number of shares outstanding

                Basic
                                                             10,450,111          10,388,781
                                                           ------------        ------------
                                                           ------------        ------------
                Diluted
                                                             10,477,163          10,461,531
                                                           ------------        ------------
                                                           ------------        ------------

                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                              SEPTEMBER 30
                                                                                  --------------------------------------
                                                                                       1998                   1997
                                                                                  ----------------       ---------------
    OPERATING ACTIVITIES

       Net income                                                                 $      639,148          $    379,912
            Adjustments to reconcile net income to net cash
            provided by (used in) operating activities
             Depreciation and amortization                                                65,684               299,719
             Changes in current assets and liabilities
               Receivables                                                              (278,159)             (322,912)
               Inventories                                                            (1,246,452)              (65,352)
               Prepaid expenses                                                           62,966               240,211
               Accounts payable                                                          665,819               (26,188)
               Accrued liabilities                                                       (65,237)               45,814
                                                                                  --------------          ------------
                   Net cash provided by (used in) operating activities                  (156,231)              551,204
                                                                                  --------------          ------------

    INVESTING ACTIVITIES
       Purchase of property and equipment                                                (87,649)             (477,840)
       Cash paid in asset acquisition                                                 (3,650,000)                  ---
                                                                                  --------------          ------------
             Net cash used in investing activities                                    (3,737,649)              (477,840)
                                                                                  --------------          ------------

    FINANCING ACTIVITIES
       Proceeds from new financing                                                     2,500,000               277,527
       Principal payments on long-term obligations                                      (319,370)             (142,182)
       Proceeds from (payments on) line of credit, net                                 1,100,000               305,000
       Equity transactions                                                                22,643                24,729
       Adjustment for pooling                                                                ---              (767,191)
                                                                                  --------------          ------------
             Net cash provided by (used in) financing activities                       3,303,273              (302,117)
                                                                                  --------------          ------------

             Net decrease in cash and cash equivalents                                  (590,607)             (228,753)

    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     919,765             2,654,118
                                                                                  --------------          ------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $      329,158          $  2,425,365
                                                                                  --------------          ------------
                                                                                  --------------          ------------

    SUPPLEMENTAL CASH FLOW INFORMATION
             Interest paid                                                        $     116,583           $     97,789
                                                                                  --------------          ------------
                                                                                  --------------          ------------

             Income taxes paid                                                    $       30,150          $        170
                                                                                  --------------          ------------
                                                                                  --------------          ------------

                                REHABILICARE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

     1.   ACCOUNTING POLICIES

     The amounts set forth in the preceding financial statements are unaudited as of and for the periods ended September 30, 1998 and 1997, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the periods presented. Such results are not necessarily indicative of results for the full year. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying financial statements of the Company should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information." This statement, which must be adopted by the company for the fiscal year ending June 30, 1999, establishes new standards for reporting information about operating segments in annual and interim financial statements. Under SFAS No. 131, operating segments are determined consistent with the way management organizes and evaluates financial information internally for making decisions and assessing performance. SFAS No. 131 also requires related disclosures about products, geographic areas, and major customers. Implementation of this disclosure standard will not affect the company's results of operations, cash flows or financial position.

     2.  MERGER

     On March 17, 1998, pursuant to an Agreement and Plan of Merger executed by Rehabilicare on December 1, 1997 and approved by shareholders on March 17, 1998, a wholly-owned subsidiary of Rehabilicare was merged (the "Merger") into Staodyn, Inc. ("Staodyn"). As a result of the Merger, each outstanding share of common stock, $0.01 par value of Staodyn ("Staodyn Common Stock") became 0.829 of a share of Rehabilicare Common Stock (with cash paid in lieu of fractional shares) and Staodyn became a wholly-owned subsidiary of Rehabilicare. Rehabilicare issued a total of 5,521,111 shares of its common stock as a result of the Merger. Rehabilicare also assumed the obligations to issue shares under options to purchase 383,083 shares of Staodyn Common Stock (317,575 shares of Rehabilicare Common Stock) and warrants to purchase 130,000 shares (107,770 shares of Rehabilicare Common Stock). Options to purchase 239,410 shares of Staodyn Common Stock (198,471 shares of Rehabilicare Common Stock) subsequently expired without being exercised. The merger was recorded using the pooling-of-interests method.

     3.  ASSET ACQUISITION

     On August 6, 1998, the Company acquired substantially all of the assets (consisting primarily of finished goods inventory and receivables) of the Homecare business unit of Henley Healthcare, Inc. ("Henley") for a purchase price of $3,650,000 paid in cash at closing. The cash paid was obtained from existing funds and borrowings under the Company's bank line of credit, including a $2,500,000 term loan payable over three years.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     On March 17, 1998, Rehabilicare merged with Staodyn, Inc. in a transaction accounted for as a pooling-of-interests. As a result of that merger, the financial statements and related notes, and this discussion, are based on the combined financial position and results of operations as if the companies had been combined throughout the three months ended September 30, 1997.

     On August 6, 1998, the Company acquired substantially all of the assets of the Homecare business unit of Henley Healthcare. Accordingly, the Company's balance sheet at September 30, 1998 includes the assets acquired and the indebtedness incurred to finance this acquisition, and the results of operations include those operations from August 6, 1998.


     RESULTS OF OPERATIONS

     The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:

                                                                  THREE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                               -------------------------
                                                                 1998              1997
                                                               --------          -------
                   Net sales and rental revenue                  100.0%           100.0%
                   Cost of sales and rentals                      26.9             30.7
                   Gross profit                                   73.1             69.3
                   Operating expenses -
                      Selling, general and administrative         57.0             60.0
                      Research and development                     2.6              2.9
                      Acquisition expense                          0.9              --
                        Total operating expenses                  60.5             62.9

                   Operating income                               12.6              6.4
                   Other expense                                   1.3              0.8
                   Provision for income taxes                      4.3              1.0
                   Net income                                      7.0              4.6

     Revenue was $9,084,000 for the first quarter of fiscal 1999, a 10% increase from $8,257,000 in the first quarter of fiscal 1998. Net sales and rental revenue from direct distribution to patients increased 14% to $7,797,000 from $6,831,000 and accounted for approximately 86% of total revenue for the first quarter in both fiscal years. Approximately $686,000 of the additional revenue in the first quarter of fiscal 1999 represented sales by the Homecare business unit of Henley after its acquisition by the Company on August 6, 1998. The remainder of the increase was due to the continuing growth in the number of new patients. Revenue from the Company's traditional dealer business, excluding international, decreased by 10% in the first quarter of fiscal 1999 from the first quarter of fiscal 1998 due primarily to decreased purchases by several key dealers. International sales were minimal in the first quarter of both fiscal years.

     Gross profit increased 16% to $6,639,000 or 73% of revenue in the first quarter of fiscal 1999 compared with $5,718,000 or 69% of revenue in the first quarter of fiscal 1998. Margins on dealer business were 58% compared with 52% in the first quarter of fiscal 1998, reflecting an increase in sales of more profitable products. Margins on direct sales and rentals were 75% for the first quarter of fiscal 1999 compared with 74% in fiscal 1998. This improvement resulted from an increased volume of higher margin accessory sales.

     Selling, general and administrative expenses increased 5% to $5,180,000 in the first quarter of fiscal 1999 from $4,953,000 in fiscal 1998. As a percent of revenue, those expenses decreased from 60% to 57%. The decrease resulted primarily from a decrease in labor costs due to the consolidation of facilities in June 1998.

     Operating income was $1,145,000 in fiscal 1999 compared with $529,000 in fiscal 1998. Net income was $639,000 in fiscal 1999 compared with $380,000 for the first quarter of fiscal 1998. The effective tax rate of 38% for fiscal 1999 was higher than the 18% effective rate for fiscal 1998 due to the release of the valuation allowance during the first quarter of fiscal 1998.


     FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

     The Company used cash of $591,000 in operations during the first quarter of fiscal 1999. The Company used $229,000 of cash in the same quarter of fiscal 1998. Cash was used during the fiscal 1999 quarter to fund an increase of $278,000 in receivables (net of a $2,535,000 increase resulting from the acquisition from Henley) and a $1,246,000 increase in inventories (net of a $1,325,000 increase resulting from the acquisition from Henley) offset primarily by net income of $639,000 and an increase in accounts payable of $666,000. Inventories increased substantially during the first quarter of fiscal 1999 in order to assure continued availability of all Staodyn and Rehabilicare products during the consolidation of all manufacturing and distribution activities in the Company's New Brighton, Minnesota facility.

     The Company acquired $3,650,000 of assets from Henley during the quarter ended September 30, 1998, consisting primarily of finished goods inventory and receivables. The cash paid for that acquisition is shown as an investment in the statement of cash flows and the increases in receivables and inventories reflected on such statement are net of the receivables and inventories acquired from Henley. During the first quarter of fiscal 1998, the Company provided an additional $1,168,000 for uncollectible receivables and wrote off $454,000 of accounts it considered uncollectible. As a percent of receivables, the reserve decreased from 20% in fiscal 1998 to 19% in fiscal 1999.

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

     Financing activities provided cash of $3,303,000 in fiscal 1999 compared to a use of cash of $302,000 in fiscal 1998. The Company repaid $319,000 of long-term debt in the first quarter of fiscal 1999 compared to $142,000 in fiscal 1998. Effective August 5, 1998, the Company amended its Credit Agreement to increase the amount of credit under its revolving line from $2,000,000 to $2,500,000 and to borrow $2,500,000 under a term loan due in August 2001. Borrowings under the line were $1,100,000 on September 30, 1998. The Company anticipates that cash requirements during fiscal 1999 will be less than its available credit facility.

     YEAR 2000 ISSUE

     The Company has conducted an assessment of all its Year 2000 issues involving its technology systems over the last two years. Currently, the Company has successfully installed Year 2000 compliant versions of software from its two major vendors. In addition, the Company is continuing to analyze and modify all supporting software, bringing all software into compliance. The Company believes that implementation will be complete and Year 2000 compliant by June 1999.

     The Company has completed its assessment of the Year 2000 issue surrounding its engineering and manufacturing product applications. The Company's electrotherapy products are each controlled with electro-mechanical and microprocessor hardware mechanisms which do not have any time-dating requirements that would be affected by Year 2000. In addition, these devices do not interface with other devices and therefore remain Year 2000 compliant.

     The Company is continuing to examine its relationship with third parties whose failure to become Year 2000 compliant in a timely manner, if at all, could have an effect on the Company. The Company will circulate questionnaires to all of its significant vendors and customers with respect to such companies' Year 2000 compliance programs and status. In addition, follow-up conversations will be conducted with key customers and vendors. The Company currently is in the process of evaluating this effort and expects to request more detailed and updated information from its principal vendors and customers during the next two quarters.

     External and internal costs specifically associated with modifying internal use software for Year 2000 compliance are expensed as incurred. To date, those costs have not been material. Based upon currently available information, the Company does not expect the costs of addressing potential Year 2000 problems to have a material adverse impact on the company's financial position, results of operations or liquidity in future periods. The Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.


     SAFE HARBOR STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     This report contains "forward-looking statements" within the meaning of Federal securities laws. The forward looking statements are subject to risks and uncertainties, including, but not limited to: the risks related to fluctuations in the Company's quarterly operating results; inventory and receivables requirements for direct billed medical equipment sales; volatility in the markets for electrotherapy; the effects of reimbursement and other governmental or private agency actions on the Company's sales; competition; the Company's ability to effectively integrate the businesses that it has acquired and other risks that may be detailed in the Company's Form 10-KSB for the year ending June 30, 1998 or in other filings with the Securities and Exchange Commission.

                          PART II. - OTHER INFORMATION


     ITEM 1.  LEGAL PROCEEDINGS - None


     ITEM 2.  CHANGES IN SECURITIES - None


     ITEM 3.  DEFAULTS ON SENIOR SECURITIES - None

     ITEM 4.  SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS - None

     ITEM 5.  OTHER INFORMATION - None

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     No exhibits filed with this Form 10-QSB. The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                  REHABILICARE INC.



                                   /s/ DAVID B. KAYSEN
                                  ---------------------------------------------
                                   David B. Kaysen
                                   President and Chief Executive Officer



                                   /s/ W. GLEN WINCHELL
                                  ---------------------------------------------
                                    W. Glen Winchell
                                    Vice President of Finance
                                   (Principal Financial and Accounting Officer)




     Date:   November 16, 1998