Form 10QSB
period 1998-12-31
REHABILICARE INC
filed 1999-02-16
CIK 64578

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-QSB

/X/      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly period Ended December 31, 1998

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

       Yes   X     No
           ----       ----

The number of shares outstanding for each of the Issuer's classes of common stock as of December 31, 1998 was:

 COMMON STOCK, $.10 PAR VALUE                                10,469,486 SHARES

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):
Yes        No  X
   ----       ----

                         PART I. - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     Included herein is the following unaudited financial information:

          Consolidated Balance Sheets as of December 31, 1998 and June 30, 1998

          Consolidated Statements of Operations for the Three Months and Six Months ended December 31, 1998 and 1997

          Consolidated Statements of Cash Flows for the Six Months ended December 31, 1998 and 1997

          Notes to Consolidated Financial Statements

                          REHABILICARE INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                                                                              December 31,    June 30,
                                                                                                 1998           1998
                                                                                              ------------    --------
ASSETS
CURRENT ASSETS
     Cash                                                                                     $    84,582    $   919,765
     Receivables, less reserve for uncollectible accounts of $4,324,215 and $3,109,448         17,430,020     12,660,677
     Inventories -
          Raw materials                                                                         1,512,629      2,252,897
          Work in process                                                                         267,773        249,277
          Finished goods                                                                        5,906,400      4,292,870
     Deferred income taxes                                                                      2,197,724      2,197,724
     Prepaid expenses                                                                             345,309        300,827
                                                                                              -----------    -----------
               Total current assets                                                            27,744,437     22,874,037
                                                                                              -----------    -----------

PROPERTY AND EQUIPMENT                                                                          9,962,434     11,915,732
     Less accumulated depreciation and amortization                                            (6,421,615)    (8,544,578)
                                                                                              -----------    -----------
               Total property and equipment                                                     3,540,819      3,371,154
                                                                                              -----------    -----------

Intangible assets, net of accumulated amortization of $2,059,950 and $1,983,764                   401,024        477,210
Deferred income taxes                                                                             302,859        302,859
Other assets                                                                                       19,286         35,098
                                                                                              -----------    -----------
                                                                                              $32,008,425    $27,060,358
                                                                                              -----------    -----------
                                                                                              -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Note payable                                                                             $ 2,100,000    $    ---
     Current maturities of long-term debt                                                         903,519        404,172
     Accounts payable                                                                             592,426      1,110,366
     Accrued liabilities -
          Payroll                                                                                 525,403        699,123
          Commissions                                                                             656,451        458,783
          Taxes                                                                                   198,658         ---
          Other                                                                                   733,838        996,979
                                                                                              -----------    -----------
               Total current liabilities                                                        5,710,295      3,669,423

LONG-TERM DEBT                                                                                  4,744,157      3,299,705
                                                                                              -----------    -----------
               Total liabilities                                                               10,454,452      6,969,128
                                                                                              -----------    -----------

STOCKHOLDERS' EQUITY
          Common stock                                                                          1,046,949      1,044,337
          Additional paid-in capital                                                           20,688,869     20,641,922
          Less note receivable from officer/stockholder                                          (237,500)      (237,500)
          Retained earnings                                                                        55,655     (1,357,529)
                                                                                              -----------    -----------
               Total stockholders' equity                                                      21,553,973     20,091,230
                                                                                              -----------    -----------
                                                                                              $32,008,425    $27,060,358
                                                                                              -----------    -----------
                                                                                              -----------    -----------

                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                               Three Months Ended            Six Months Ended
                                                   December 31                 December 31
                                           --------------------------   ---------------------------
                                               1998           1997           1998           1997
                                           ------------  ------------   ------------   ------------
Net sales and rental revenue               $ 10,882,214  $  8,588,518   $ 19,966,547   $ 16,845,038
Cost of sales and rentals                     3,217,192     2,776,896      5,662,839      5,315,363
                                           ------------  ------------   ------------   ------------
     Gross profit                             7,665,022     5,811,622     14,303,708     11,529,675

Operating expenses:
   Selling, general and administrative        6,075,240     5,025,355     11,255,339      9,978,823
   Research and development                     210,930       245,221        445,303        480,692
   Acquisition expense                            ---           ---           79,107          ---
                                           ------------  ------------   ------------   ------------
                                              6,286,170     5,270,576     11,779,749     10,459,515
                                           ------------  ------------   ------------   ------------

     Income from operations                   1,378,852       541,046      2,523,959      1,070,160
Other income (expense):
   Interest expense                            (139,581)     (100,212)      (256,164)      (198,001)
   Other income (expense)                         7,766        (4,478)        10,390         27,109
                                           ------------  ------------   ------------   ------------
     Income before income taxes               1,247,037       436,356      2,278,185        899,268

Provision for Income Taxes                      473,000        91,000        865,000        174,000
                                           ------------  ------------   ------------   ------------

     Net income                            $    774,037   $   345,356   $  1,413,185   $    725,268
                                           ------------  ------------   ------------   ------------
                                           ------------  ------------   ------------   ------------

Net income per common share and
common equivalent share

     Basic                                 $       0.07   $      0.03   $       0.13   $       0.07
                                           ------------  ------------   ------------   ------------
                                           ------------  ------------   ------------   ------------
     Diluted                               $       0.07   $      0.03   $       0.13   $       0.07
                                           ------------  ------------   ------------   ------------
                                           ------------  ------------   ------------   ------------

Weighted average number of
shares outstanding
      Basic                                  10,465,145    10,389,182     10,457,583     10,388,982
                                           ------------  ------------   ------------   ------------
                                           ------------  ------------   ------------   ------------
      Diluted                                10,549,600    10,461,932     10,528,477     10,461,732
                                           ------------  ------------   ------------   ------------
                                           ------------  ------------   ------------   ------------

                          REHABILICARE INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                     Six Months Ended
                                                                        December 31
                                                               ---------------------------
                                                                   1998            1997
                                                               ------------    -----------
OPERATING ACTIVITIES

 Net income                                                    $  1,413,185    $   725,268
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities
      Depreciation and amortization                                 292,860        612,552
      Changes in current assets and liabilities
        Receivables                                              (2,234,344)      (966,607)
        Inventories                                                (368,570)       260,359
        Prepaid expenses                                            (44,482)        28,167
        Accounts payable                                           (209,511)      (100,551)
        Accrued liabilities                                         (40,535)       217,172
                                                               ------------    -----------
         Net cash provided by (used in) operating activities     (1,191,397)       776,360
                                                               ------------    -----------

INVESTING ACTIVITIES

 Purchase of property and equipment                                 (87,144)      (795,636)
 Cash paid in asset acquisition                                  (3,650,000)         ---
                                                               ------------    -----------
         Net cash used in investing activities                   (3,737,144)      (795,636)
                                                               ------------    -----------

FINANCING ACTIVITIES

   Proceeds from new financing                                    2,500,000        566,410
   Principal payments on long-term obligations                     (556,201)      (257,603)
   Proceeds from line of credit, net                              2,100,000        340,000
   Equity transactions                                               49,559         17,337
   Adjustment for pooling                                             ---         (767,191)
                                                               ------------    -----------
         Net cash provided by (used in) financing activities      4,093,358       (101,047)
                                                               ------------    -----------

         Net decrease in cash and cash equivalents                 (835,183)      (120,323)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    919,765      2,654,118
                                                               ------------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    84,582   $  2,533,795
                                                               ------------    -----------
                                                               ------------    -----------

SUPPLEMENTAL CASH FLOW INFORMATION
 Interest paid                                                  $   164,275   $    115,374
                                                               ------------    -----------
                                                               ------------    -----------

 Income taxes paid                                              $   492,150   $     95,570
                                                               ------------    -----------
                                                               ------------    -----------

                                 REHABILICARE INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 DECEMBER 31, 1998

1.   ACCOUNTING POLICIES

The amounts set forth in the preceding financial statements are unaudited as of and for the periods ended December 31, 1998 and 1997, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the periods presented. Such results are not necessarily indicative of results for the full year. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying financial statements of the Company should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB.

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

 In June 1998, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 133 - Accounting for Derivative Instruments and Hedging Activities. This statement requires that all derivatives be recognized at fair value in the balance sheet and all changes in fair value be recognized currently in earnings or deferred as a component of other comprehensive income, depending on the intended use of the derivative, its resulting designation and its effectiveness. The Company does not believe that the implementation of this statement will have an affect on the Company's results of operations, cash flows or financial position.


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

On March 17, 1998, Rehabilicare merged with Staodyn, Inc. in a transaction accounted for as a pooling-of-interests. As a result of that merger, the financial statements and related notes, and this discussion, are based on the combined financial position and results of operations as if the companies had been combined throughout the three months and six months ended December 31, 1997.

On August 6, 1998, the Company acquired substantially all of the assets of the Homecare business unit of Henley Healthcare. Accordingly, the Company's balance sheet at December 31, 1998 includes the assets acquired and the indebtedness incurred to finance this acquisition, and the results of operations include those operations from August 6, 1998.


RESULTS OF OPERATIONS

The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:

                                        Three Months Ended    Six Months Ended
                                           December 31           December 31
                                        ------------------    ----------------
                                           1998      1997      1998      1997
                                          ------    ------    ------    ------
  Net sales and rental revenue            100.0%    100.0%    100.0%    100.0%
  Cost of sales and rentals                29.6      32.3      28.4      31.6
  Gross profit                             70.4      67.7      71.6      68.4
  Operating expenses -
     Selling, general and administrative   55.8      58.5      56.4      59.2
     Research and development               1.9       2.9       2.2       2.9
     Acquisition expense                    ---       ---       0.4       ---
       Total operating expenses            57.7      61.4      59.0      62.1

  Operating income                         12.7       6.3      12.6       6.3
  Other expense                             1.2       1.2       1.2       1.0
  Provision for income taxes                4.4       1.1       4.3       1.0
  Net income                                7.1       4.0       7.1       4.3

Revenue was $10.9 million for the second quarter of fiscal 1999, a 27% increase from $8.6 million in the second quarter of fiscal 1998. Revenue for the six months ended December 31, 1998 increased 19% to $20.0 million from $16.8 million in the first six months of fiscal 1998. Net sales and rental revenue from direct distribution to patients increased 31% to $9.4 million from $7.2 million and accounted for approximately 87% and 84% of total revenue, respectively, for the second quarter. Direct revenue for the first six months of fiscal 1999 increased 23% to $17.3 million from $14.0 million in the first six months of fiscal 1998. The increase was due primarily to growth in the number of new patients.

Revenue from the Company's traditional dealer business, excluding international, increased by 6% to $1.4 million in the second quarter of fiscal 1999 from $1.3 million. Revenue from domestic dealer business for the first six months of fiscal 1999 decreased 5% to $2.6 million from $2.7 million in the first six months of fiscal 1998. The decrease is due primarily to the volume of purchases by certain Staodyn dealers. International sales were insignificant in all periods.

Gross profit increased 32% to $7.7 million or 70% of revenue in the second quarter of fiscal 1999 compared with $5.8 million or 68% of revenue in the second quarter of fiscal 1998. Gross profit for the six months ended December 31, 1998 increased 24% to $14.3 million or 72% of revenue compared with $11.5 million or 68% of revenue in fiscal 1998. The changes in gross profit as a percent of revenue are primarily the result of the mix of sales and rentals.

Selling, general and administrative expenses increased 21% to $6.1 million in the second quarter of fiscal 1999 from $5.0 million in fiscal 1998, but decreased as a percentage of revenue from 58.5% in fiscal 1998 to 55.8% in fiscal 1999. For the six months ended December 31, 1998, those expenses increased 13% to $11.3 million from $10.0 million in fiscal 1998, but decreased as a percentage of revenue from 59.2% in fiscal 1998 to 56.4% in fiscal 1999. The only significant changes in selling, general and administrative expenses were variable expenses including sales commissions and marketing costs, and an increased provision for uncollectible retail receivables.

The Company reported operating income of $1.4 million in the second quarter of fiscal 1999 compared with operating income of $541,000 in fiscal 1998. Net income was $774,000 in fiscal 1999 compared to net income of $345,000 for the second quarter of fiscal 1998. For the six-month period ending December 31, the operating income was $2.5 million in fiscal 1999 compared with operating income of $1.1 million in fiscal 1998. Net income for that period was $1.4 million in fiscal 1999 compared with net income of $725,000 in fiscal 1998.


FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company used cash of $835,000 in operations during the first six months of fiscal 1999. The Company provided cash of $647,000 during the same period of fiscal 1998. Cash was used during the fiscal 1999 quarter to fund an increase of $2,234,000 in receivables (net of a $2,535,000 increase resulting from the acquisition from Henley) and a $369,000 increase in inventories (net of a $1,325,000 increase resulting from the acquisition from Henley) offset primarily by net income of $1,413,000. Inventories increased substantially during the first six months of fiscal 1999 in order to assure continued availability of all Staodyn and Rehabilicare products during the consolidation of all manufacturing and distribution activities in the Company's New Brighton, Minnesota facility.

The Company acquired $3,650,000 of assets from Henley during the six months ended December 31, 1998, consisting primarily of finished goods inventory and receivables. The cash paid for that acquisition is shown as an investment in the statement of cash flows and the increases in receivables and inventories reflected on such statement are net of the receivables and inventories acquired from Henley. During the first six months of fiscal 1999, the Company provided an additional $2,115,000 for uncollectible receivables and wrote off $900,000 of accounts it considered uncollectible. As a percent of receivables, the reserve remained constant at 20% for fiscal 1999.

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

Financing activities provided cash of $4,093,000 in the first six months of fiscal 1999 compared to $101,000 of funds used during the same period of fiscal 1998. The Company repaid $556,000 of long-term debt in the first six months of fiscal 1999 compared to $258,000 in fiscal 1998. Effective August 5, 1998, the Company amended its Credit Agreement to increase the amount of credit under its revolving line from $2,000,000 to $2,500,000 and to borrow $2,500,000 under a term loan due in August 2001. Borrowings under the line were $2,100,000 on December 31, 1998. The Company anticipates that cash requirements during fiscal 1999 will be less than its available credit facility.


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

                             PART II. - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In January 1999, the Company received a subpoena for certain Medicare records to be delivered to the Department of Health and Human Services. The objectives and ramifications of the investigation involving those records are unclear. The Company is complying with the subpoena and cooperating with the investigation.


ITEM 2.  CHANGES IN SECURITIES - None


ITEM 3.  DEFAULTS ON SENIOR SECURITIES - None


ITEM 4.  SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Rehabilicare was held at 10:00 a.m. on Tuesday, December 15, 1998. Shareholders holding 9,138,736 shares, or approximately 87% of outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

     a.   Election of Directors

          The following nominees were elected to serve as members of the Board of Directors until the annual meeting of shareholders in 1999 or until such time as a successor may be elected:

                                        IN FAVOR             WITHHELD
                                      ------------         -----------
             Frederick H. Ayers         9,069,448             69,287

             W. Bayne Gibson            9,020,401            118,334

             Richard E. Jahnke          9,102,295             36,441

             David B. Kaysen            9,092,768             45,967

             John H.P. Maley            9,105,241             33,495

             Robert C. Wingrove         9,082,957             55,779

ITEM 5.  OTHER INFORMATION - None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No exhibits filed with this Form 10-QSB. The Company did not file any reports on Form 8-K during the six months ended December 31, 1998.

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




Date:   February 15, 1999