Form 10-Q
period 1999-03-31
REHABILICARE INC
filed 1999-05-17
CIK 64578

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period Ended March 31, 1999

                                      OR


/ /               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _______________ to ____________.


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

The number of shares outstanding for each of the Issuer's classes of common stock as of March 31, 1999 was:

COMMON STOCK, $.10 PAR VALUE                                  10,473,486 SHARES


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):
Yes      No   X
    ---      ---

                   PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     Included herein is the following unaudited financial information:

         Consolidated Balance Sheets as of March 31, 1999 and June 30, 1998

         Consolidated Statements of Operations for the Three Months and Nine Months ended March 31, 1999 and 1998

         Consolidated Statements of Cash Flows for the Nine Months ended March 31, 1999 and 1998

         Notes to Consolidated Financial Statements

                       REHABILICARE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                               March 31,                 June 30,
                                                                                                  1999                    1998
                                                                                          ---------------         ----------------
ASSETS
CURRENT ASSETS
   Cash                                                                                     $    299,888            $    919,765
   Receivables, less reserve for uncollectible accounts of $4,908,166 and $3,109,448          17,600,548              12,660,677
   Inventories -
      Raw materials                                                                            1,947,639               2,252,897
      Work in process                                                                            329,884                 249,277
      Finished goods                                                                           5,954,311               4,292,870
   Deferred income taxes                                                                       2,197,724               2,197,724
   Prepaid expenses                                                                              724,194                 300,827
                                                                                         ---------------          --------------
         Total current assets                                                                 29,054,188              22,874,037

PROPERTY AND EQUIPMENT                                                                        10,801,999              11,915,732
   Less accumulated depreciation and amortization                                             (6,638,572)             (8,544,578)
                                                                                           --------------          -------------
         Total property and equipment                                                          4,163,427               3,371,154

Intangible assets, net of accumulated amortization of $2,165,894 and $1,983,764                  295,080                 477,210
Deferred income taxes                                                                            302,859                 302,859
Other assets                                                                                      16,161                  35,098
                                                                                         ---------------        ----------------
                                                                                            $ 33,831,715            $ 27,060,358
                                                                                         ---------------          --------------
                                                                                         ---------------          --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Note payable                                                                             $  2,500,000            $        ---
   Current maturities of long-term debt                                                          903,519                 404,172
   Accounts payable                                                                            1,422,788               1,110,366
   Accrued liabilities -
      Payroll                                                                                    681,854                 699,123
      Commissions                                                                                668,304                 458,783
      Taxes                                                                                       61,512                     ---
      Other                                                                                      866,238                 996,979
                                                                                         ---------------          --------------
         Total current liabilities                                                             7,104,215               3,669,423

LONG-TERM DEBT                                                                                 4,455,184               3,299,705
                                                                                         ---------------          --------------
         Total liabilities                                                                    11,559,399               6,969,128

MINORITY INTEREST                                                                                 24,107                     ---

STOCKHOLDERS' EQUITY
      Common stock                                                                             1,047,349               1,044,337
      Additional paid-in capital                                                              20,695,969              20,641,922
      Less note receivable from officer/stockholder                                             (237,500)               (237,500)
      Retained earnings                                                                          742,391              (1,357,529)
                                                                                         ---------------          --------------
         Total stockholders' equity                                                           22,248,209              20,091,230
                                                                                           -------------           -------------
                                                                                            $ 33,831,715            $ 27,060,358
                                                                                         ---------------          --------------
                                                                                         ---------------          --------------

                               REHABILICARE INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (UNAUDITED)

                                                     Three Months Ended                            Nine Months Ended
                                                          March 31                                      March 31
                                            --------------------------------------       ---------------------------------------
                                                  1999                 1998                    1999                  1998
                                            ------------------    ----------------       ------------------    -----------------
Net sales and rental revenue                    $ 10,919,706        $  8,405,308           $  30,886,253         $  25,250,346

Cost of sales and rentals                          3,107,808           3,378,928               8,770,646             8,694,291
                                                ------------        ------------           -------------         -------------
     Gross profit                                  7,811,898           5,026,380              22,115,607            16,556,055

Operating expenses:
   Selling, general and administrative             6,262,041           5,033,096              17,517,381            15,011,919
   Research and development                          268,158             263,104                 713,461               743,796
   Acquisition expense                                   ---           3,175,996                  79,107             3,175,996
                                                ------------        ------------           -------------         -------------
                                                   6,530,199           8,472,196              18,309,949            18,931,711
                                                ------------        ------------           -------------         -------------
   Income (loss) from operations                   1,281,699          (3,445,816)              3,805,658            (2,375,656)

Other income (expense):
   Interest expense                                 (148,945)           (177,374)               (405,109)             (409,706)
   Other income (expense)                             (1,913)             34,348                   8,478                95,788
   Minority interest                                 (24,107)                ---                 (24,107)                  ---
                                                ------------        ------------           -------------         -------------
    Income (loss) before income taxes              1,106,734          (3,588,842)              3,384,920            (2,689,574)
Provision (benefit) for income taxes                 420,000          (1,769,169)              1,285,000            (1,595,169)
                                                ------------        ------------           -------------         -------------
     Net income (loss)                          $    686,734        $ (1,819,673)          $   2,099,920         $  (1,094,405)
                                                ------------        ------------           -------------         -------------
                                                ------------        ------------           -------------         -------------
Net income (loss) per common share and
common equivalent share
     Basic                                      $      0.07         $     (0.17)           $        0.20         $       (0.10)
                                                ------------        ------------           -------------         -------------
                                                ------------        ------------           -------------         -------------
     Diluted                                    $      0.07         $     (0.17)           $        0.20         $       (0.10)
                                                ------------        ------------           -------------         -------------
                                                ------------        ------------           -------------         -------------
Weighted average number of shares
outstanding
      Basic                                       10,472,019          10,406,258              10,462,325            10,405,939
                                                ------------        ------------           -------------         -------------
                                                ------------        ------------           -------------         -------------
      Diluted                                     10,532,783          10,406,258              10,501,956            10,405,939
                                                ------------        ------------           -------------         -------------
                                                ------------        ------------           -------------         -------------

                        REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Nine Months Ended
                                                                                                  March 31
                                                                                   ----------------------------------------
                                                                                         1999                    1998
                                                                                   ------------------       ---------------
  OPERATING ACTIVITIES
     Net income (loss)                                                                  $ 2,099,920             $(1,094,405)
          Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities
           Depreciation and amortization                                                    611,111                 507,119
           Non-recurring merger costs                                                           ---               3,175,996
           Change in long-term portion of deferred income taxes                                 ---                  (3,319)
           Changes in current assets and liabilities
             Receivables                                                                 (2,404,871)               (709,270)
             Current deferred taxes                                                             ---              (1,591,850)
             Inventories                                                                   (855,906)                785,642
             Prepaid expenses                                                              (423,367)                216,850
             Accounts payable                                                               112,422                 410,104
             Accrued liabilities                                                           (114,383)             (1,132,331)
             Accrued income taxes                                                            61,512                (161,971)
                                                                                      -------------             -----------
                 Net cash provided by (used in) operating activities                       (913,562)                402,565
                                                                                      -------------             -----------
  INVESTING ACTIVITIES
     Purchase of property and equipment                                                    (268,201)               (296,231)
     Cash paid in asset acquisition                                                      (3,650,000)                    ---
                                                                                      -------------             -----------
           Net cash used in investing activities                                         (3,918,201)               (296,231)
                                                                                      -------------             -----------
  FINANCING ACTIVITIES
     Proceeds from new financing                                                          2,500,000                 133,515
     Principal payments on long-term obligations                                           (845,173)               (258,103)
     Proceeds from line of credit, net                                                    2,500,000                 130,000
     Equity transactions                                                                     57,059                  93,327
     Adjustment for pooling                                                                     ---                (354,402)
                                                                                      -------------             -----------
           Net cash provided by (used in) financing activities                            4,211,886                (255,663)
                                                                                      -------------             -----------
           Net decrease in cash and cash equivalents                                       (619,877)               (149,329)

  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          919,765               2,654,118
                                                                                      -------------             -----------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $   299,888             $ 2,504,789
                                                                                      -------------             -----------
                                                                                      -------------             -----------
  SUPPLEMENTAL CASH FLOW INFORMATION
           Interest paid                                                                $   293,915             $   232,898
                                                                                      -------------             -----------
                                                                                      -------------             -----------
           Income taxes paid                                                            $ 1,022,859             $     9,103
                                                                                      -------------             -----------
                                                                                      -------------             -----------

                                REHABILICARE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1.  ACCOUNTING POLICIES

The amounts set forth in the preceding financial statements are unaudited as of and for the periods ended March 31, 1999 and 1998 but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the periods presented. Such results are not necessarily indicative of results for the full year. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying financial statements of the Company should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement, which must be adopted by the company for the fiscal year ending June 30, 1999, establishes new standards for reporting information about operating segments in annual and interim financial statements. Under SFAS No. 131, operating segments are determined consistent with the way management organizes and evaluates financial information internally for making decisions and assessing performance. SFAS No. 131 also requires related disclosures about products, geographic areas, and major customers. Implementation of this disclosure standard will not affect the company's results of operations, cash flows or financial position.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be recognized at fair value in the balance sheet and all changes in fair value be recognized currently in earnings or deferred as a component of other comprehensive income, depending on the intended use of the derivative, its resulting designation and its effectiveness. The Company does not believe that the implementation of this statement will have an effect on the Company's results of operations, cash flows or financial position.

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

4.  NEW FOREIGN SUBSIDIARY

Effective February 1, 1999, the Company formed a subsidiary in the United Kingdom, Rehabilicare (U.K.) Ltd. This subsidiary then acquired, for nominal consideration, certain operating assets and substantially all of the electrotherapy business of a distributor used by the company in the U.K. The Company also assumed certain debts of the distributor. The former owners of the distributor have a minority interest in the Company's new foreign subsidiary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

On March 17, 1998, Rehabilicare merged with Staodyn, Inc. in a transaction accounted for as a pooling-of-interests. As a result of that merger, the financial statements and related notes, and this discussion, are based on the combined financial position and results of operations as if the companies had been combined throughout the three months and nine months ended March 31, 1999.

On August 6, 1998, the Company acquired substantially all of the assets of the Homecare business unit of Henley Healthcare. Accordingly, the Company's balance sheet at March 31, 1999 includes the assets acquired and the indebtedness incurred to finance this acquisition, and the results of operations include those operations from August 6, 1998.

RESULTS OF OPERATIONS

The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:

                                                              Three Months Ended               Nine Months Ended
                                                                   March 31                        March 31
                                                          ---------------------------      --------------------------
                                                            1999              1998          1999              1998
                                                          ----------        --------      --------          --------
       Net sales and rental revenue                         100.0%           100.0%        100.0%           100.0%
       Cost of sales and rentals                             28.5             40.2          28.4             34.4
       Gross profit                                          71.5             59.8          71.6             65.6
       Operating expenses -
          Selling, general and administrative                57.3             59.9          56.7             59.5
          Research and development                            2.5              3.1           2.3              2.9
          Acquisition expense                                 ---             37.8           0.3             12.6
             Total operating expenses                        59.8            100.8          59.3             75.0

       Operating income (loss)                               11.7            (41.0)         12.3             (9.4)
       Other expense                                          1.6             (1.7)          1.4             (1.2)
       Provision (benefit) for income taxes                   3.8            (21.0)          4.1             (6.3)
       Net income (loss)                                      6.3            (21.7)          6.8             (4.3)


Revenue was $10.9 million for the third quarter of fiscal 1999, a 30% increase from $8.4 million in the third quarter of fiscal 1998. Revenue for the nine months ended March 31, 1999 increased 22% to $30.9 million from $25.3 million during the same period of fiscal 1998. Net sales and rental revenue from direct distribution to patients increased 31% to $9.6 million from $7.3 million and accounted for approximately 87% and 84% of total revenue, respectively, for the third quarter. Direct revenue for the nine months ended March 31, 1999 of fiscal 1999 increased 26% to $26.8 million from $21.3 million during the same period of fiscal 1998. The increase was due primarily to growth in the number of new patients.

Revenue from the Company's traditional dealer business, excluding international, remained the same at $1.1 million for the third quarter of fiscal 1999 and fiscal 1998. Revenue from domestic dealer business for the nine months ended March 31, 1999 of fiscal 1999 decreased 4% to $3.7 million from $3.9 million in the nine months ended March 31, 1998 of fiscal 1998. The decrease is due primarily to the volume of purchases by certain Staodyn dealers. International sales were insignificant in all periods.

Gross profit increased 55% to $7.8 million or 72% of revenue in the third quarter of fiscal 1999 compared with $5.0 million or 60% of revenue in the third quarter of fiscal 1998. Gross profit for the nine months ended March 31, 1999 increased 28% to $22.1 million or 72% of revenue compared with $16.6 million or 65% of revenue in fiscal 1998. As a result of the merger with Staodyn, the third quarter of fiscal 1998 includes a charge of approximately $833,000 to write-off inventories related to Staodyn product lines which were discontinued. Before the write-off, gross profit for the third quarter of fiscal 1998 would have been $5.9 million or 70% and $17.4 or 69% for the nine months ended March 31, 1998. Changes in gross profit as a percent of revenue are primarily the result of the mix of sales and rentals.

Selling, general and administrative expenses increased 24% to $6.3 million in the third quarter of fiscal 1999 from $5.0 million in fiscal 1998, but decreased as a percentage of revenue from 60% in fiscal 1998 to 57% in fiscal 1999. For the nine months ended March 31, 1999, those expenses increased 17% to $17.5 million from $15.0 million in fiscal 1998, but decreased as a percentage of revenue from 60% in fiscal 1998 to 57% in fiscal 1999. The only significant changes in selling, general and administrative expenses were variable expenses including sales commissions and marketing costs, and an increased provision for uncollectible retail receivables.

The Company reported operating income of $1.3 million in the third quarter of fiscal 1999 compared with an operating loss of $3.4 million in fiscal 1998. Net income was $687,000 in fiscal 1999 compared to a net loss of $1.8 million for the third quarter of fiscal 1998. For the nine-month period ending March 31, the operating income was $3.8 million in fiscal 1999 compared with an operating loss of $2.4 million in fiscal 1998. Net income for that period was $2.1 million in fiscal 1999 compared with a net loss of $1.1 million in fiscal 1998. The fiscal 1998 loss for the three-month and nine-month period ended March 31, 1998 included approximately $4 million of merger related and restructuring costs. Additionally, an income tax benefit was recorded related to those costs and the reversal of valuation allowances previously recorded by Staodyn. Net merger related and restructuring costs were $0.19 per share.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company used cash of $620,000 in operations during the nine months ended March 31, 1999. The Company used cash of $149,000 during the same period of fiscal 1998. Cash was used during the fiscal 1999 quarter to fund an increase of $2,405,000 in receivables (net of a $2,535,000 increase resulting from the acquisition from Henley) and a $856,000 increase in inventories (net of a $1,325,000 increase resulting from the acquisition from Henley) offset primarily by net income of $2,100,000. Inventories increased substantially during the nine months ended March 31, 1999 in order to assure continued availability of all Staodyn and Rehabilicare products during the consolidation of all manufacturing and distribution activities in the Company's New Brighton, Minnesota facility.

The Company acquired $3,650,000 of assets from Henley during the nine months ended March 31, 1999, consisting primarily of finished goods inventory and receivables. The cash paid for that acquisition is shown as an investment in the statement of cash flows and the increases in receivables and inventories reflected on such statement are net of the receivables and inventories acquired from Henley. During the nine months ended March 31, 1999, the Company provided an additional $3,221,000 for uncollectible receivables and wrote off $1,433,000 of accounts it considered uncollectible. As a percent of receivables, the reserve increased to 22% for fiscal 1999.

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

Financing activities provided cash of $4,212,000 in the nine months ended March 31, 1999 compared to $256,000 of funds used during the same period of fiscal 1998. The Company repaid $845,000 of long-term debt in the nine months ended March 31, 1999 compared to $258,000 in fiscal 1998. Effective August 5, 1998, the Company amended its Credit Agreement to increase the amount of credit under its revolving line from $2,000,000 to $2,500,000 and to borrow $2,500,000 under a term loan due in August 2001. Effective February 26, 1999, the Company amended its Credit Agreement to increase the amount of credit under its revolving line from $2,500,000 to $3,000,000. Borrowings under the line were $2,500,000 on March 31, 1999. The Company anticipates that cash requirements during fiscal 1999 will be less than its available credit facility.

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

The Company has substantially completed its study of its relationships with third parties whose failure to become Year 2000 compliant in a timely manner, if at all, could have an effect on the Company. The Company circulated questionnaires to all of its significant vendors and customers with respect to such companies' Year 2000 compliance programs and status. In addition, follow-up conversations were conducted with key customers and vendors. The Company currently is completing the process of evaluating this effort and expects to request final detailed and updated information from its principal vendors and customers during the next quarter.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No exhibits filed with this Form 10-QSB. The Company did not file any reports on Form 8-K during the nine months ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 REHABILICARE INC.



                                 /S/ DAVID B. KAYSEN
                                 ----------------------------------------------
                                  David B. Kaysen
                                  President and Chief Executive Officer

                                 /S/ W. GLEN WINCHELL
                                 ----------------------------------------------
                                   W. Glen Winchell
                                   Vice President of Finance
                                  (Principal Financial and Accounting Officer)


     Date:   May 14, 1999