Form 10KSB
period 1999-06-30
REHABILICARE INC
filed 1999-09-28
CIK 64578

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 1999

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

Check if disclosure of delinquent filers in response to Item 405 of Regulations S-KB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Company's revenue for the Fiscal Year Ended June 30, 1999 totaled
$41,795,373.

The aggregate market value of voting stock held by non-affiliates of registrant as of September 20, 1999 was approximately $38,801,000 (based upon the last sale price of such stock on such date as reported by the NASDAQ National Market System). The number of shares of the Company's $.10 par value common stock outstanding as of September 20, 1999 was 10,522,434.

Transitional Small Business Disclosure Format (Check One):

Yes       No   X
    -----    -----

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS


         The following Annual Report on Form 10-KSB contains various "forward looking statements" within the meaning of federal securities laws. These forward looking statements represent management's expectations or beliefs concerning future events, including statements regarding anticipated product introductions; changes in markets, customers and customer order rates; expenditures in research and development; growth in revenue; taxation levels; the effects of pricing; and the ability to continue to price foreign transactions in United States currency. When used in this 10-KSB, the words "anticipate," "believe," "expect," "estimate" and similar expressions are generally intended to identify forward-looking statements. These and other forward looking statements made by the Company must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including, but not limited to, the following:

- The Company acquired two businesses during the year ended June 30, 1999 and a third in July 1999. It may not be able to integrate acquired businesses as smoothly as it anticipated and may find issues with respect to acquired businesses of which it was unaware.

- Like many medical device companies, the company has a large balance of uncollected receivables. If it cannot collect an amount of receivables that is consistent with historical collections, it might be required to charge off a portion of uncollected receivables, significantly impacting earnings.

- The Company has incurred a significant amount of indebtedness to finance acquired businesses. The interest expense on such indebtedness reduces earnings and could cause the Company to be short of cash if its operations do not meet expectations.

- The Company's products are subject to reimbursement by private and public healthcare reimbursement agencies that impose limits on reimbursement and strict rules on applications for reimbursement. Changes in the rates, eligibility or requirements for reimbursement, or failure to comply with reimbursement requirements, could cause a reduction in earnings or fines or both.

- The Company maintains significant amounts of inventory on consignment at clinics and for distribution to patients. It may not be able to completely control losses of this inventory and if inventory losses are not consistent with historical experience, it might be required to write off a portion of the carrying value of inventory.

- The clinical effectiveness of the Company's electrotherapy products has periodically been challenged. Publicity about the effectiveness of electrotherapy for pain relief or other clinical applications could negatively impact sales and earnings.

- The Company formed a U.K. subsidiary in fiscal 1999 and acquired a Swiss Company in the first quarter of fiscal 2000. These European operations may be more difficult to supervise, may be subject to different economic influences than our United States operations, and may subject us to more exposure from currency fluctuations.

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

     On March 17, 1998, the Company merged with Staodyn, Inc. in a transaction accounted for as a pooling-of-interests. The shares of Rehabilicare common stock issued in the transaction were valued at about $16.5 million. On August 7, 1998, the Company acquired the Homecare division of Henley Healthcare, Inc. for cash of $3.65 million. Both of those businesses were similar to the previous business of Rehabilicare.

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

PRODUCTS

     The Company offers a number of electrotherapy devices for rehabilitation as well as several products for chronic and acute pain management. These products consist of small, portable, battery-powered electrical pulse generators which are connected by wires to electrodes placed on the skin. Rehabilitation products accounted for approximately 26 percent of total revenue in fiscal 1999 and 24 percent in fiscal 1998. Pain management products accounted for approximately 34 percent of total revenue in fiscal 1999 and 37 percent in fiscal 1998. The balance of the Company's revenue resulted from the sale of accessories and supplies used with treatment modalities.

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

     Rehabilicare also distributes through a majority-owned subsidiary in the United Kingdom a modified TENS unit (BabiTENS) manufactured by the Company for pain control during labor and childbirth. That device is now being distributed through a large pharmacy chain and is a widely accepted alternative to narcotic pain management. The use of a TENS device in the European Union does not require a doctor's prescription, although a medical referral is normally required for third-party reimbursement.

     The Staodyn TENS product line includes the Maxima-Registered Trademark- II and III products, which are similar in features and use to the Matrix device, and the Staodyn Nuwave-Registered Trademark-, which does not have the adjustable parameters of the Matrix or Maxima TENS. The Nuwave is easy for a patient to use and has a waveform and electrode which have been optimized for chronic lower back pain. The Nuwave also was the subject of a clinical trial conducted by the Pain Treatment Center of the University of Tennessee in 1990, which concluded that Nuwave TENS often proves to be beneficial in patients with post-laminectomy or peripheral neuralgic pain, even if they have not responded to other TENS therapy. The results of this study have been used to differentiate this product as well as to provide justification for higher reimbursement levels in certain instances.

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

CERVICAL AND LUMBAR TRACTION DEVICES

     The Company markets "The Saunders Cervical Hometrac" and "The Saunders Lumbar Traction" devices, which are marketed to physicians, physical therapists, and other healthcare specialists treating acute and chronic back pain. These traction devices use a handheld pump to produce varying pounds of traction to the cervical and lumbar areas of the spine. These devices provide easy at home traction and offer a cost-effective option to continuing clinical traction treatments.

ACCESSORIES AND SUPPLIES

     Users of medical rehabilitation and pain management devices require various accessories and supplies. The Company sells self-adhesive and reusable electrode pads, disposable electrodes, electrode leadwires, disposable batteries, rechargeable batteries, and a power pack which eliminates the need for batteries in certain of the Company's devices. The Company purchases all of its electrodes and accessories from outside suppliers. Accessories and supplies, including those provided separately to clinics with initial product rentals, accounted for approximately 42 percent of revenue in fiscal 1999 and 36 percent in fiscal 1998.

SALES AND MARKETING

     The Company distributes its products both on a direct basis to healthcare providers and their patients and on a wholesale basis to home healthcare dealers. Key decision makers in recommending use of the Company's products to patients include physical therapists, athletic trainers, occupational therapists, podiatrists, chiropractors, neurologists, dentists, and orthopedic surgeons. Historically, the Company had approached these decision makers through a network of home healthcare and specialty equipment dealers. Since the early 1990s, the Company, along with most of the rest of the industry, have emphasized direct rentals and sales to patients through healthcare providers and third-party payors, rather than through dealers. For fiscal 1999, direct sales and rentals represented 87 percent of total Company revenue.

DIRECT DISTRIBUTION

     The Company's direct distribution activity offers the Company's products through a nationwide network of independent sales representatives who devote the major portion of their time to the sale of Rehabilicare and Staodyn products. As of June 30, 1999, the direct sales force consisted of approximately 116 representatives, compared to about 100 one year earlier. The combined retail sales force calls on about 9,000 active accounts, including physical and occupational therapy clinics, orthopedic groups, sports medicine practices, and other providers of the Company's and competitor's products. In direct distribution, the Company's products generally are placed in clinics on a consignment basis, and subsequently used, rented, and/or sold to patients as needed with the appropriate physician prescription and supervision.

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

WHOLESALE AND INTERNATIONAL

     The Company's products are also sold on a nonexclusive basis to approximately 200 home healthcare and durable medical equipment (DME) dealers. These dealers sell or rent the products to individual users who are referred by a physician, physical therapist, or other medical professional. Wholesale sales amounted to 12% of the Company's sales in fiscal 1999.

     On February 1, 1999, the Company formed a subsidiary in the United Kingdom, Rehabilicare (U.K.) Ltd. This subsidiary then acquired, for nominal consideration, certain operating assets and substantially all of the electrotherapy business of its distributor in the U.K. The Company also assumed certain debts of the distributor. The former owners of the distributor have a minority interest in the subsidiary.

     The Company markets its products internationally through the use of foreign distributors and its majority-owned subsidiary, Rehabilicare (UK) Ltd. Beginning in fiscal 1995, the Company's former distributor in the United Kingdom established a relationship with a large pharmacy chain which utilizes the services of midwives and specifically trained advisors to acquaint women with the advantages of electrotherapy for pain relief during labor and delivery. The Company's BabiTENS product was developed for this market. Revenue from BabiTENS accounted for the major portion of the Company's international sales in fiscal 1999.

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

ORTHO DX-TM- ELECTROTHERAPY SYSTEM

     Introduced in 1998, the Ortho Dx Electrotherapy System is designed for post-surgical knee rehabilitation and is comprised of a unique proprietary new electromedical stimulator and electrode configuration. It combines both the PDC and NMS waveforms into one stimulator, allowing physicians and therapists to increase local blood circulation to help deal with post-surgical swelling of the knee while simultaneously re-educating and strengthening key muscle groups in the leg. This innovative system reduces the post-surgical treatment time and therefore reduces costs while speeding the recovery time for the patient. The Ortho Dx is designed for ease of application and use in hospital settings, clinics, at home, or work.

COMPETITION

     Several other companies currently manufacture and distribute electrotherapy rehabilitation and pain management devices. Certain of these competitors may have greater resources and name recognition than the Company and may be better able to respond to changing market and industry conditions. In addition, these companies may have greater experience in employing a direct method of distribution and may benefit from established relationships in this distribution channel. The Company believes that its principal competitor in the electrotherapy rehabilitation and pain management market is Empi, Inc. The Company competes in these markets primarily on the basis of the variety and quality of product offerings, marketing and distribution presence, and service. The merger with Staodyn and the acquisition of Henley's Homecare division more than doubled the Company's size, and substantially expands its product offerings and sales and distribution capabilities. The electrotherapy rehabilitation market for modalities other than NMS, such as interferential, pulsed galvanic, and microcurrent, is more fragmented and more difficult to define. The Company believes that its ability to offer all of these modalities is in contrast to the focus of its competitors. The Company further believes that there are no dominant competitors for these other modalities and that the number of modalities it offers, together with the distinctive features of its products, allow it to compete favorably in this market.

MANUFACTURING AND SOURCES OF SUPPLY

     All of the Company's electrotherapy devices are manufactured at its headquarters and manufacturing facility in New Brighton, Minnesota. Manufacturing operations consist primarily of installing electronic components and materials onto printed circuit boards and assembling them into the final product package. To maximize quality and reliability, and decrease size and weight, most of the Company's products incorporate surface mount technology and the Company utilizes machinery automating surface mount and through-hole circuit board manufacturing.

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

     If a new device is substantially equivalent to a device that was in commercial distribution prior to the effective date of the 1976 Amendments, and has been continuously marketed since that date, premarket approval requirements are satisfied through a 510(k) premarket notification submission under which the applicant provides product information supporting its claim of substantial equivalence. This regulatory review typically takes from three to twelve months. Because TENS and NMS devices were marketed prior to 1976, all design enhancements since 1976 requiring regulatory approval have been marketed under this less burdensome form of FDA procedure.

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

EMPLOYEES

     As of June 30, 1999, the Company had 280 full-time employees, including 156 in sales and marketing, 9 in research and development, 50 in manufacturing, and 65 in finance and administration. Geographically, the Company had 96 employees in its New Brighton facility, 126 employees in Tampa, and 58 employees in various regional U.S. field sales offices. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are satisfactory.

ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company's corporate headquarters are located in a 30,000 square foot owned building in New Brighton, Minnesota, a suburb of St. Paul. This facility houses all of the Company's corporate activities including administration, finance, sales and marketing, research and development, and manufacturing.

     The Company entered into a new 10 year lease effective June 1, 1999 to lease 26,000 square feet of office space in Tampa, Florida for its direct sales, customer service, patient support and billing and collection activities. The Company's previously leased space in Tampa, Florida is still under lease thru May 2001. The Company is currently attempting to sublease this space.

     The Company also leased the former Staodyn headquarters building in Longmont, Colorado. The Company exercised its option to purchase that facility and subsequently sold it to a real estate developer in a transaction that closed on July 7, 1999.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company has, from time to time, been a party to certain claims, legal actions and complaints arising in the ordinary course of business. Management does not believe that the resolution of such matters has had or will have a material impact on the Company's results of operations or financial position.

     On January 26, 1999, the Company received a subpoena from the Federal District Court for the Middle District of Florida for certain Medicare records. The Company complied with the subpoena and is cooperating with the investigation. The United States Attorney's office has not advised the Company of the objectives or potential consequences of the investigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of the Company's shareholders during the quarter ended June 30, 1999.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Rehabilicare Inc. shares are traded on The Nasdaq Stock Market under the symbol REHB. The table below sets forth the high and low closing sale prices of the Company's common stock for the periods indicated, as quoted by Nasdaq:

                                                                                  Closing Sale Price
                                                                                  ------------------
                                                                                  High            Low
                                                                                  ----            ---
Fiscal year ended June 30, 1999
         First Quarter                                                         $  2 3/4        $  1 7/8
         Second Quarter                                                           3 5/8           1 13/16
         Third Quarter                                                            3 1/2           2 7/16
         Fourth Quarter                                                           3 3/8           2 1/2

                                                                                  Closing Sale Price
                                                                                  ------------------
                                                                                  High            Low
                                                                                  ----            ---
Fiscal year ended June 30, 1998
         First Quarter                                                         $  3 7/8        $  2 7/8
         Second Quarter                                                           4 9/16          2 15/16
         Third Quarter                                                            3 5/8           2 3/4
         Fourth Quarter                                                           3               2 1/2

     The last sale price reported by Nasdaq on September 20, 1999 was $3 11/16. As of September 20, 1999, there were approximately 800 shareholders of record (not including beneficial holders) and the Company estimates there were approximately 3,600 beneficial holders.

     The Company has never declared or paid a cash dividend on its Common Stock. The Board of Directors presently intends to retain all earnings for use in the operation and expansion of the Company's business and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     On March 17, 1998, Rehabilicare merged with Staodyn, Inc. in a transaction accounted for as a pooling-of-interests. As a result of that merger, the financial statements and related notes, and this discussion, are based on the combined financial position and results of operations as if the companies had been combined throughout the periods. Prior to the merger, Staodyn reported its financial results on a fiscal year ended November 30, while Rehabilicare reported its financial results on a fiscal year ended June
30. On August 7, 1998, Rehabilicare acquired certain assets of the Homecare division of Henley Healthcare, Inc. and the operations of that business are included in the consolidated financial statement from that date forward.

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

RESULTS OF OPERATIONS

     The following table sets forth information from the statement of operations as a percentage of revenue for the periods indicated:

                                                                                   Year Ended June 30
                                                                                   ------------------
                                                                                1999              1998
                                                                                ----              ----
         Net sales and rental revenue                                          100.0%            100.0%
         Cost of sales and rentals                                              28.6              32.9

         Gross profit                                                           71.4              67.1

         Operating expenses
             Selling, general and administrative                                57.3              59.8
             Research and development                                            2.1               2.9
             Non-recurring merger items                                         (0.3)             10.6
                                                                              -------            -----
                  Total operating expenses                                      59.1              73.3

         Income (loss) from operations                                          12.3              (6.2)

         Other expense                                                           1.2               1.1

         Income tax benefit                                                      4.2               4.4

         Net income (loss)                                                       6.9              (2.9)

COMPARISON OF YEAR ENDED JUNE 30, 1999 TO YEAR ENDED JUNE 30, 1998

     Revenue was $41,795,000 in fiscal 1999, a 24% increase from $33,812,000 in fiscal 1998. Net sales and rental revenue from direct distribution to patients increased 28% to $36,333,000 from $28,377,000 and accounted for approximately 87% and 84% of total revenue, respectively. The increase was due to the increase in revenue from the Henley Homecare division acquisition and to the growth in the number of new patients.

     Revenue from the Company's traditional dealer business, excluding international, decreased by 8% to $4,870,000 in fiscal 1999 from $5,269,000. International sales were $592,000 in fiscal 1999 compared to $166,000 in fiscal 1998. The primary reason for the decrease in the dealer business was the acquisition of the Company's U.K. distributor in February 1999 by a newly-formed majority-owned subsidiary of the Company.

     Gross profit increased 32% to $29,847,000 or 71% of revenue in fiscal 1999 compared with $22,677,000 or 67% of revenue in fiscal 1998. Fiscal 1998 gross profit was after a write-off of approximately $832,000 of inventories related to discontinued Staodyn product lines. Before that write-off, gross profit was 70% of revenue. The changes in gross profit as a percent of revenue are primarily the result of the mix of sales and rentals.

     Selling, general and administrative expenses increased 18% to $23,962,000 in fiscal 1999 from $20,227,000 in fiscal 1998. The significant increase in selling, general and administrative expenses were variable expenses including sales commissions and provision for uncollectible retail receivables, both of which were related to the increase in retail revenue. The Company also incurred operating costs of

$3,589,000 in fiscal 1998 for merger related expenses. In fiscal 1999 the Company completed the integration of Staodyn and Rehabilicare operations and incurred an additional $157,000 of costs. Such costs were offset by $266,000 of the 1998 merger reserves which were reversed to income in 1999 since the contemplated severance and related activities were completed during the year.

     Research and development expense was $867,000 or 2% of revenue in fiscal 1999 compared with $986,000 or 3% of revenue in fiscal 1998.

     The Company reported operating income of $5,127,000 in fiscal 1999 compared with an operating loss of $2,125,000 in fiscal 1998. The loss in fiscal 1998 was primarily a result of the merger related expenses discussed above. The net income was $2,860,000 in fiscal 1999 compared to a net loss of $1,009,000 for fiscal 1998.

     The effective income tax rate for fiscal 1999 was 38 percent. For fiscal 1998, Rehabilicare recorded an income tax benefit. The amount recorded includes a tax benefit on losses reported for the year and full reversal of valuation allowances in the amount of $769,000 recorded by Staodyn as a separate company in previous years. The allowances had been recorded against available tax loss carry forwards and timing differences. Based on the successful completion of the merger and the foundation created for future profitable operations, management believes that it is more likely than not that Rehabilicare will ultimately realize the available tax benefits.

COMPARISON OF YEAR ENDED JUNE 30, 1998 TO YEAR ENDED JUNE 30, 1997

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

     Rehabilicare incurred pretax expenses of approximately $4,421,000 in connection with the merger during the year ended June 30, 1998, consisting of approximately $1,165,000 of employee severance costs; approximately $496,000 of investment banking fees; $250,000 of professional fees; a $2,200,000 adjustment for obsolete inventory, fixed and tangible assets; and approximately $310,000 of miscellaneous employee costs and expenses. Of those total expenses, $832,000 representing inventory write-offs was charged to cost of sales and $3,589,000 was charged to operating expenses in the period ended June 30, 1998. See Note 3 to the Consolidated Financial Statements.

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

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

     The Company used cash of $359,000 in fiscal 1999 and used $1,734,000 of cash in fiscal 1998.

     Operations have previously required significant amounts of cash to fund increases in receivables. Cash was used to fund increases in net receivables of $2,839,000 in fiscal 1999 and $1,277,000 in fiscal 1998. During fiscal 1999, the Company provided an additional $4,938,000 for uncollectible receivables and wrote off $3,192,000 of accounts it considered uncollectible. As a percent of receivables, the reserve increased from 19.7% in fiscal 1998 to 22.2% in fiscal 1999.

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

     Cash of $4,495,000 was used in investing activities in fiscal 1999 compared with $626,000 in fiscal 1998. Most of the usage related to the purchase of certain assets of Henley Healthcare, Inc. for total consideration of $3,650,000. The balance was primarily normal replacements of and additions to data processing and manufacturing equipment.

     Financing activities provided cash of $3,869,000 in fiscal 1999 and used cash of $838,000 in fiscal 1998. In August 1998, the Company applied $3,300,000 of borrowings under the credit facility (a portion as a term loan) to the purchase of the Homecare division of Henley Healthcare, Inc. The Company repaid approximately $1,135,000 of long-term debt in fiscal 1999 and $359,000 in fiscal 1998. The Company maintains a credit facility which provides for borrowing up to $5,500,000, limited by eligible accounts receivable. At June 30, 1999, the borrowing base limit was approximately $5,500,000. Borrowings under the line were $2,400,000 on June 30, 1999 and there were no borrowings under the line on June 30, 1998.

     Subsequent to year-end, the Company acquired substantially all of the assets of Compex SA, a Swiss-based medical products Company for cash of approximately $11.0 million. The acquisition was financed with a new credit facility that fully funded the purchase of this entity. The Company does not have any material commitments for other acquisitions or for capital expenditures and believes that cash requirements during fiscal 2000 will be less than the total of cash provided from operations and its available credit facility.

YEAR 2000 ISSUE

     The Company has conducted an assessment of all its Year 2000 issues involving its technology systems over the last two years. Currently, the Company has successfully installed Year 2000 compliant versions of software from its two major vendors. In addition, the Company is continuing to analyze and modify all supporting software, bringing all software into compliance. The Company believes that implementation will be complete and Year 2000 compliant by December 1999.

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

SAFE HARBOR STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     This report contains "forward looking statements" within the meaning of Federal securities laws. The forward looking statements are subject to risks and uncertainties, including, but not limited to: the risks related to fluctuations in the Company's quarterly operating results; inventory and receivables requirements for direct billed medical equipment sales and rentals; volatility in the markets for electrotherapy; the effects of reimbursement and other governmental or private agency actions on the Company's sales; and competition and other risks that may be detailed in the Company's Form 10-KSB for the year ending June 30, 1998 or in other filings with the Securities and Exchange Commission.

ITEM 7.   FINANCIAL STATEMENTS.

     The following financial statements and financial statement schedules are attached as a separate section immediately following the signature page of this Annual Report on Form 10-KSB:

     Report of Independent Accountants
     Consolidated Balance Sheets as of June 30, 1999 and 1998
     Consolidated Statements of Operations for the years ended June 30, 1999 and 1998
     Consolidated Statement of Changes in Stockholders' Equity for the years ended June 30, 1999 and 1998
     Consolidated Statements of Cash Flows for the years ended June 30, 1999 and 1998
     Notes to Consolidated Financial Statements

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) INDEX OF EXHIBITS


Number                   Description
------                   -----------
    2.1   Agreement and Plan of Merger dated as of December 1, 1997 by and among
          Rehabilicare Inc., Hippocrates Acquisition, Inc. and Staodyn, Inc.
          (incorporated by reference to Exhibit A to the Proxy Statement/
          Prospectus that forms a part of Amendment No. 1 to the Registration
          Statement on Form S-4 filed by the Company on February 10, 1998
          (File Number 333-44139))(g)

    2.2   Asset Purchase Agreement dated August 6, 1998 between the Company and
          Henley Healthcare, Inc.(h)

      3   Restated Articles of Incorporation (b)

    3.1   Articles of Amendment to Articles of Incorporation (i)

    4.1   Bylaws of the Company (b)

    4.2   1988 Restated Stock Option Plan, as amended (a)

    4.3   1994 Employee Stock Purchase Plan (c)

    4.4   Rehabilicare Inc. 1998 Stock Incentive Plan (i)

   10.1 Construction Loan Agreement dated October 20, 1994 between the Company and Norwest Bank Minnesota, N.A., together with related Real Estate
          Note; Security Agreement; and Mortgage Security Agreement, Fixture
          Financing Statement and Assignment of Leases and Rents (d)

   10.2   Contract for Private  Redevelopment dated October 20, 1994 between the
          Company and the City of New Brighton, Minnesota (d)



   10.3   First Amendment dated January 10, 1995 to Contract for Private
          Redevelopment dated October 20, 1994 between the Company and the City of New Brighton, Minnesota (e)

   10.4   Agreement for the Loan of Economic Recovery Funds dated October 20,
          1994 between the Company and the City of New Brighton, Minnesota, together with $199,900 Note and Mortgage (d)

   10.5   First Amendment dated December 19, 1994 to Agreement for the Loan of
          Economic Recovery Funds dated October 20, 1994 between the Company and the City of New Brighton, Minnesota, together with $199,900 Note and Mortgage (e)

   10.6   Subordination Agreement dated March 3, 1996 between the City of New
          Brighton and Twin Cities-Metro Development Company, as authorized representative of the U.S. Small Business Administration (SBA) (e)

   10.7   U.S. Small Business Administration Certified Development Company
          Program "504" Note dated March 3, 1995 for $786,000  payable by the
          Company to Twin Cities-Metro Development Company, together with related Loan Agreement, Mortgage and Assignment of Mortgage to SBA (e)

   10.8   Assessment Agreement dated April 26, 1994 between the Company and the
          City of New Brighton and Certification by County Assessor of the
          County of Ramsey, State of Minnesota (e)

  10.9 $65,000 Limited Revenue Tax Increment Note payable to the Company by the City of New Brighton (e)

  10.10   Form of Severance Pay Agreement (f)

  10.11 Stock Pledge Agreement and Promissory Note dated March 11, 1997 between the Company and David B. Kaysen (h)

  10.12   Purchase and Sale Agreement dated May 6, 1999 between the Company and
          Snow Goose Investments, LLC. *

  10.13   Credit Agreement dated July 14, 1999 between Rehabilicare Inc. and
          U.S. Bank National Association. (j)

  10.14   Security Agreement dated July 14, 1999 between Rehabilicare Inc. and
          U.S. Bank National Association. (j)

  10.15   Stock Pledge Agreement dated July 19, 1999 between Rehabilicare
          Inc. and U.S. Bank National Association covering all shares of capital stock in Compex SA owned by Rehabilicare Inc. (j)

  10.16   Guarantee dated July 19, 1999 executed by Compex SA in favor of
          U.S. Bank National Association. (j)

  10.17   Letter dated July 10, 1998 to 1225 Building, LLC and Pendelton
          Construction Co. exercising options to purchase premises at 1225 Ken
          Pratt Boulevard in Longmont, Colorado. (h)

   23.1   Consent of Independent Public Accountants - PricewaterhouseCoopers LLP

   27.1   Financial Data Schedule for the period ended June 30, 1999*

     99   Safe Harbor Statement pursuant to the Private Securities Litigation
          Reform Act of 1995
-------------------------------------------------------------------------------

    (a) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1988 (File Number 0-9407)

    (b) Incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 1992 (File Number 0-9407)

    (c) Incorporated by reference to the Company's Registration Statement on Form S-2 filed on June 24, 1993 (File Number 33-64884)

    (d) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1994 (File Number 0-9407)

    (e) Incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 1995 (File Number 0-9407)

    (f) Incorporated by reference to the Company's Form 10-KSB for the year ended June 30, 1997 (File Number 0-9407)

    (g) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1998 (File Number 0-9407)

    (h) Incorporated by reference to the Company's Form 10KSB for the year ended June 30, 1998 (File Number 0-9407)

    (i) Incorporated by reference to Appendix E to the final prospectus included in Amendment No. 1 to the Company's Registration Statement on Form S-4 filed February 2, 1998 (file no. 333-44139)

    (j) Incorporated by reference to the Company's Current Report on Form 8-K filed August 2, 1999 (File No. 0-9407)

          (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1999.

          * Filed as part of this report

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                     REHABILICARE INC.

Dated:  September 28, 1999     By:   /s/ David B. Kaysen
                                   ----------------------------------------
                                         David B. Kaysen
                                         President and Chief  Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     NAME                                          TITLE                                 DATE
                     ----                                          -----                                 ----
/s/ DAVID B. KAYSEN                                  President, Chief Executive Officer       September 28, 1999
-----------------------------------------------
David B. Kaysen

                                                     Vice President of Finance
                                                     (Principal Financial and
/s/ W. GLEN WINCHELL                                 Accounting Officer)                      September 28, 1999
-----------------------------------------------
W. Glen Winchell

                                                     Chairman, Chief Technical
/s/ ROBERT C. WINGROVE                               Officer and Director                     September 28, 1999
-----------------------------------------------
Robert C. Wingrove


/s/ FREDERICK H. AYERS                               Director                                 September 28, 1999
-----------------------------------------------
Frederick H. Ayers


/s/ W. BAYNE GIBSON                                  Director                                 September 28, 1999
-----------------------------------------------
W. Bayne Gibson


/s/ RICHARD E. JAHNKE                                Director                                 September 28, 1999
-----------------------------------------------
Richard E. Jahnke


/s/ JOHN H.P. MALEY                                  Director                                 September 28, 1999
-----------------------------------------------
John H.P. Maley


                               REHABILICARE INC.

                           Financial Statements as of
                           June 30, 1999 and 1998 and
                             Supplemental Schedule
                            Together With Report of
                         Independent Public Accountants

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Rehabilicare Inc.

In our opinion, the accompanying consolidated balance sheet and the related statements of consolidated operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Rehabilicare Inc. and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
September 2, 1999

                       REHABILICARE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  AS OF JUNE 30

                                                                             1999            1998
                                                                        ------------    ------------
                                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                            $    561,207    $    919,765
   Receivables, less reserve for uncollectible accounts of $4,913,635
        and $3,109,448                                                    17,233,469      12,660,667
   Inventories -
     Raw materials                                                         1,825,487       2,252,897
     Work in process                                                         377,771         249,277
     Finished goods                                                        6,709,525       4,292,870
   Deferred tax assets                                                     2,587,686       2,197,724
   Prepaid expenses                                                          584,330         300,827
                                                                        ------------    ------------
         Total current assets                                             29,879,475      22,874,037
                                                                        ------------    ------------

PROPERTY, PLANT AND EQUIPMENT:                                            11,548,678      11,915,732
   Less accumulated depreciation                                          (6,930,564)     (8,544,578)
                                                                        ------------    ------------
         Total property, plant and equipment                               4,618,114       3,371,154
                                                                        ------------    ------------

Intangible assets, net                                                     1,150,009         477,210
Deferred tax assets                                                           40,121         302,859
Other assets                                                                  11,995          35,098
                                                                        ------------    ------------
                                                                        $ 35,699,714    $ 27,060,358
                                                                        ------------    ------------
                                                                        ------------    ------------
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable                                                         $  2,400,000    $         --
   Current maturities of long-term debt                                    1,241,037         404,172
   Accounts payable                                                        2,038,732       1,110,366
   Accrued liabilities
     Payroll                                                                 575,426         699,123
     Commissions                                                             491,990         458,783
     Other                                                                 1,560,297         996,979
     Minority interest                                                        24,681              --
                                                                        ------------    ------------
         Total current liabilities                                         8,332,163       3,669,423
LONG-TERM LIABILITIES:
   Long term-debt                                                          4,066,914       3,299,705
   Deferred tax liabilities                                                  247,328              --
                                                                        ------------    ------------

         Total liabilities                                                12,646,405       6,969,128
                                                                        ------------    ------------

STOCKHOLDERS' EQUITY
   Common stock, $.10 par value:  25,000,000 shares authorized;
     issued and outstanding shares 10,494,908 and 10,443,369,
     respectively                                                          1,049,491       1,044,337
   Preferred stock, no par value; 5,000,000 shares authorized; none
     Issued and outstanding                                                       --              --
   Additional paid-in capital                                             20,740,650      20,641,922
   Less note receivable from officer/stockholder                            (237,500)       (237,500)
   Accumulated other non-owner changes in equity                              (1,637)             --
   Retained earnings                                                       1,502,305      (1,357,529)
                                                                        ------------    ------------
         Total stockholders' equity                                       23,053,309      20,091,230
                                                                        ------------    ------------
                                                                        $ 35,699,714    $ 27,060,358
                                                                        ------------    ------------
                                                                        ------------    ------------

   The accompanying notes are an integral part of these financial statements.

                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE YEARS ENDED JUNE 30

                                                                               1999              1998
                                                                           ------------      ------------
Net sales and rental revenue                                               $ 41,795,373      $ 33,812,453

Cost of sales and rentals                                                    11,948,304        11,135,933
                                                                           ------------      ------------
     Gross profit                                                            29,847,069        22,676,520


Operating expenses:
   Selling, general and administrative                                       23,961,728        20,226,837
   Research and development                                                     866,698           986,203
   Non-recurring-merger items                                                  (108,619)        3,588,890
                                                                           ------------      ------------
     Total operating expenses                                                24,719,807        24,801,930
                                                                           ------------      ------------

     Income (loss) from operations                                            5,127,262        (2,125,410)


Other income (expense):
   Interest expense                                                            (499,297)         (391,677)
   Other income                                                                   6,550            13,235
   Minority interest                                                            (24,681)               --
                                                                           ------------      ------------
     Income (loss) before income
          Taxes                                                               4,609,834        (2,503,852)
Income tax provision (benefit)                                                1,750,000        (1,495,169)
                                                                           ------------      ------------
     Net income (loss)                                                     $  2,859,834      $ (1,008,683)
                                                                           ------------      ------------
                                                                           ------------      ------------
Net income (loss) per common share and common
equivalent share

     Basic                                                                 $       0.27      $      (0.10)
                                                                           ------------      ------------
                                                                           ------------      ------------

     Diluted                                                               $       0.27      $      (0.10)
                                                                           ------------      ------------
                                                                           ------------      ------------

Weighted average number of shares outstanding

      Basic                                                                  10,471,807        10,398,346
                                                                           ------------      ------------
                                                                           ------------      ------------

      Diluted                                                                10,529,422        10,398,346
                                                                           ------------      ------------
                                                                           ------------      ------------

   The accompanying notes are an integral part of these financial statements.

                       REHABILICARE INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           FOR THE YEARS ENDED JUNE 30

                                                                                                              Note Receivable
                                                              Common Stock                  Additional         From Officer /
                                                       Shares              Amount         Paid-In Capital        Stockholder
                                                       ------              ------        -----------------    -----------------
BALANCE, June 30, 1997                              10,374,701           $ 1,037,470         $ 20,491,929            $ (162,500)

 Net loss, comprehensive loss                               --                    --                   --                    --
 Adjustment to conform the year-end of                      --                    --                   --                    --
  Staodyn, Inc.

 Exercise of stock options and related
  tax benefits                                          58,778                 5,878              124,080               (75,000)
 Common stock issued through Employee
  Stock Purchase Plan                                    9,890                   989               25,913                    --
                                                 ---------------     -----------------   ------------------       ---------------

BALANCE, June 30, 1998                              10,443,369             1,044,337           20,641,922              (237,500)

  Net income                                                --                    --                   --                    --
  Translation adjustments                                   --                    --                   --                    --

      Total comprehensive income

  Exercise of stock options and related
   tax benefits                                         27,901                 2,790               47,898                    --
  Common stock issued through Employee
   Stock Purchase Plan                                  23,638                 2,364               50,830                    --

                                                 ---------------     -----------------     ----------------    ------------------

BALANCE, June 30, 1999                              10,494,908           $ 1,049,491         $ 20,740,650           $  (237,500)
                                                 ---------------     -----------------     ----------------    ------------------
                                                 ---------------     -----------------     ----------------    ------------------
                                                   Accumulated
                                                      Other
                                                    Non-Owner                                  Total
                                                    Changes in          Retained           Stockholders'
                                                       Equity            Earnings              Equity
                                                  ---------------    ----------------    ------------------
BALANCE, June 30, 1997                                       --              $ 5,552          $ 21,372,451

 Net loss, comprehensive loss                                --           (1,008,683)           (1,008,683)
 Adjustment to conform the year-end of                       --             (354,398)             (354,398)
  Staodyn, Inc.
 Exercise of stock options and related
  tax benefits                                               --                   --                54,958
 Common stock issued through Employee
  Stock Purchase Plan                                        --                   --                26,902
                                                  ----------------   ----------------       ---------------

BALANCE, June 30, 1998                                       --           (1,357,529)           20,091,230

  Net income                                                 --            2,859,834             2,859,834
  Translation adjustments                                (1,637)                  --                (1,637)
                                                                                            --------------
      Total comprehensive income                                                                 2,858,197
                                                                                            --------------
  Exercise of stock options and related
   tax benefits                                              --                   --                50,688
  Common stock issued through Employee
   Stock Purchase Plan                                       --                   --                53,194

                                                   ----------------    ---------------     -----------------

BALANCE, June 30, 1999                                  $  (1,637)        $ 1,502,305         $ 23,053,309
                                                   ----------------    ---------------     -----------------
                                                   ----------------    ---------------     -----------------

   The accompanying notes are an integral part of these financial statements.

                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED JUNE 30

                                                                                         1999                    1998
                                                                                   ------------------       ---------------
  OPERATING ACTIVITIES

     Net income (loss)                                                             $    2,859,834           $  (1,008,683)
          Adjustments to reconcile net income (loss) to net cash
          Provided by (used in) operating activities
           Depreciation and amortization                                                  809,247                 840,879
           Non-recurring merger items                                                    (266,156)              1,374,550
           Change in long-term portion of deferred tax asset                              262,738                  25,023
           Change in long-term portion of deferred tax liability                          247,328                      --
           Minority interest                                                               24,681                      --
           Changes in current assets and liabilities
             Receivables                                                               (2,839,037)             (1,276,614)
             Current deferred taxes                                                      (389,962)             (1,125,842)
             Inventories                                                                 (938,459)                323,646
             Prepaid expenses                                                            (283,503)                141,493
             Accounts payable                                                             319,758                  97,218
             Accrued liabilities                                                          461,209                 338,122
                                                                                   --------------           -------------
                 Net cash provided by (used in) operating activities                      267,678                (270,208)
                                                                                   --------------           -------------
  INVESTING ACTIVITIES

     Purchase of property and equipment                                                  (786,802)               (612,137)
     Cash paid in asset acquisitions                                                   (3,699,763)                     --
     Purchase of intangible assets                                                         (8,487)                (28,129)
     Increase (decrease) in other assets                                                       --                  13,767
                                                                                   --------------           -------------
           Net cash used in investing activities                                       (4,495,052)               (626,499)
                                                                                   --------------           -------------
  FINANCING ACTIVITIES

     Proceeds from new financing                                                        2,500,000                 133,515
     Principal payments on long-term obligations                                       (1,135,066)               (358,623)
     Proceeds from (payments on) line of credit, net                                    2,400,000                (340,000)
     Equity transactions                                                                  103,882                  81,860
     Adjustment for pooling                                                                    --                (354,398)
                                                                                   --------------           -------------
           Net cash provided by (used in) financing activities                          3,868,816                (837,646)
                                                                                   --------------           -------------

           Net decrease in cash and cash equivalents                                     (358,558)             (1,734,353)

  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          919,765               2,654,118
                                                                                   --------------           -------------
  CASH AND CASH EQUIVALENTS AT END OF YEAR                                         $      561,207           $     919,765
                                                                                   --------------           -------------
                                                                                   --------------           -------------
  SUPPLEMENTAL CASH FLOW INFORMATION
           Interest paid                                                           $      423,978           $     389,468
                                                                                   --------------           -------------
                                                                                   --------------           -------------

           Income taxes paid                                                       $    1,670,897           $       9,611
                                                                                   --------------           -------------
                                                                                   --------------           -------------

   The accompanying notes are an integral part of these financial statements.

                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 1999


         The Company used a new term loan and existing credit line to finance certain business combinations accounted for under the purchase method during 1999. The fair value of the assets and liabilities of acquired companies at the dates of the acquisitions are presented as follows:


                                                                          Year Ended
                                                                        June 30, 1999
                                                                       ----------------
               Accounts receivable                                       $ 1,710,651
               Inventories                                                 1,179,280
               Property and equipment                                        623,814
               Intangible assets                                           1,043,748
               Accounts payable                                             (606,971)
               Accrued liabilities                                           (11,618)
               Long-term liabilities                                        (239,141)
                                                                         -----------
                     Net assets acquired                                 $ 3,699,763
                                                                         -----------
                                                                         -----------

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

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Rehabilicare, Inc., and its subsidiaries. All significant inter-company transactions and accounts have been eliminated.

PROVISION FOR UNCOLLECTIBLE ACCOUNTS

     Revenue from rental and sale of products directly to patients and health care providers accounted for approximately 84 percent of total revenue in fiscal 1999 and 81 percent in fiscal 1998. A significant portion of the related receivables are from insurance companies or other third-party reimbursing agents. The nature of these receivables within this industry has typically resulted in long collection cycles. The Company establishes a reserve for uncollectible accounts based upon factors surrounding credit risk of specific insurance carriers, historical trends, patient responsibility and other information.

USE OF ESTIMATES

     Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates. The most significant management estimates used in the preparation of the financial statements are associated with the reserves established for sales returns and uncollectible accounts and reserves for product obsolescence.

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

         Building                                           39 years
         Office furniture and equipment                   3-10 years
         Production equipment                              3-5 years
         Clinical and rental equipment                       5 years

INTANGIBLE ASSETS

     Intangible assets consist primarily of customer lists from business acquisitions and patents. These assets are being amortized using the straight-line method over estimated lives of 10 years for customer lists and 14 years for patents. The Company periodically reviews intangible assets for indications of impairment in accordance with SFAS No. 121.

RESEARCH AND DEVELOPMENT

     Research and development costs are expensed when incurred.

STOCK-BASED COMPENSATION

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation", which disclosures are presented in Note 7. Accordingly, the company continues to account for stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related Interpretations.

EARNINGS PER SHARE

     Basic earnings per share is computed based on the weighted average number of common shares outstanding, while diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potential dilutive common shares been issued. Potential dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments primarily consist of cash, receivables and payables for which current carrying amounts approximate fair market value. Additionally, interest rates on outstanding borrowings are at rates which approximate market rates for borrowings with similar terms and average maturities.

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities are translated to U.S. dollars at year-end exchange rates, while elements of the income statement are translated at average exchange rates in effect during the year. Foreign currency transaction gains and losses are included in the statement of consolidated operations as selling, general, and administrative expense. Adjustments arising from the translation of most net assets located outside the United States (gains and losses) are recorded as a component of accumulated other non-owner changes in equity.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement which is required to be adopted for annual periods beginning after June 15, 2000, establishes standards for recognition and measurement of derivatives and hedging activities. The Company will be required to implement this statement in fiscal year 2001. The impact of adopting this standard is not expected to have a material affect on the Company's financial position or results of operations.

SELECTED FINANCIAL STATEMENT DATA

                                                                             As of June 30
                                                              --------------------------------------------
                                                                    1999                     1998
                                                              ----------------           -----------------
        Property, Plant and Equipment                            $   306,553               $   306,553
          Land                                                     2,658,752                 3,152,323
          Buildings                                                1,250,953                   340,534
          Clinical and Rental Equipment                            2,534,580                 3,174,596
          Production Equipment                                     4,797,840                 4,941,726
          Office Furniture and Equipment                        ------------              ------------
                                                                  11,548,678                11,915,732
          Less Accumulated Depreciation                           (6,930,564)               (8,544,578)
                                                                ------------              ------------
              Total Property, Plant and Equipment               $  4,618,114              $  3,371,154
                                                                ------------              ------------
                                                                ------------              ------------

        Intangible Assets                                           1999                     1998
                                                                ------------              ------------
          Customer lists                                        $  1,043,748              $  1,145,975
          Patents                                                    285,614                   277,127
          Start-up                                                        --                   137,873
                                                                ------------              ------------
                                                                   1,329,362                 1,560,975
          Less accumulated amortization                             (179,353)               (1,083,765)
                                                                ------------              ------------
                                                                $  1,150,009              $    477,210
                                                                ------------              ------------
                                                                ------------              ------------

2.   BUSINESS COMBINATIONS

1998 ACQUISITION OF THE ASSETS OF HENLEY HEALTHCARE

     On August 7, 1998, the Company acquired certain assets of Henley Healthcare, Inc. for total consideration of approximately $3.7 million. The acquisition was financed using a new term loan and the existing credit line. The acquisition was accounted for using the purchase method of accounting with the purchase price allocated to the fair value of the net assets acquired. The excess of the purchase price over the fair value of the underlying assets acquired of $1,000,000 has been allocated to customer lists and is being amortized over a ten-year period. Proforma information related to this acquisition is not included as the impact is not deemed to be material.

1997 MERGER WITH STAODYN

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

3.   NON-RECURRING MERGER ITEMS

     In fiscal 1998, Rehabilicare incurred pretax expenses of approximately $4,421,000 in connection with the merger with Staodyn consisting of approximately $1,165,000 of employee severance costs, approximately $496,000 of investment banking fees; $250,000 in professional fees; a $2.2 million adjustment for obsolete inventory, fixed intangible assets; and approximately $310,000 in miscellaneous employee costs and expenses. Of these total expenses, $832,000 representing inventory write-offs was charged to costs of sales and $3,589,000 was charged to operating expenses in the period ended June 30, 1998.

     The severance of employees resulted in the elimination of 67 jobs and all employee layoffs were completed during fiscal 1999. Of the $4,421,000 of nonrecurring charges, actual cash cost was approximately $2,221,000 and total non-cash cost was $1,934,000. In fiscal 1999, the Company completed the integration of Staodyn and incurred an additional $157,000 of merger costs. Such costs were offset by $266,000 of the 1998 merger reserves that were restored to income in 1999 since the contemplated severance and related activities were completed during the year.

4.   NOTES PAYABLE:

     The Company maintains a revolving line of credit with a bank which provides for borrowings up to $3,000,000, limited by eligible receivables, as defined. There was $2,400,000 outstanding on the line of credit at June 30, 1999. Borrowings under this line bear interest, payable monthly, at the bank's prime rate (8.5% at June 30, 1998). Amounts outstanding are collateralized by receivables, inventories, furniture and equipment. The Company was in compliance with all financial covenants contained in the credit agreement as of June 30, 1999.

     Selected data on the Company's borrowings under its revolving line of credit is shown below:

                                                                                1999                        1998
                                                                          -----------------         ------------------
                Average balance outstanding                                    $ 1,885,000                 $ 471,000
                Maximum balance outstanding                                    $ 2,800,000                 $ 740,000
                Weighted average interest rate                                        8.5%                      8.5%

5.   LONG-TERM DEBT:


Long-term obligations at June 30 consisted of the following                      1999                     1998
                                                                           ------------------      -------------------
Mortgage note payable, principal and interest due in monthly installments through August 2001, interest at 8.05% for the first year, with the final two years at a fixed annual rate equal to 2.75% in excess
of the treasury rate, collateralized by the Company's receivables.               $ 1,805,550                       --

Financing obligation, lease payments are due in annual installments through July 2003, interest at prime (8.5% at June 30, 1999), collateralized by the Company's building in Longmont, Colorado.  Option
to purchase the building was filed on July 2, 1998.  (See Note 9.)               $ 1,261,773              $ 1,258,500

Mortgage note payable, principal and interest due in monthly installments through May 2015, interest at 7.37%,
collateralized by the Company's land and building                                    699,424                  721,982

Mortgage note payable, principal and interest due in monthly installments through May 2005 and a balloon payment at that
date, interest at 9.56%, collateralized by the Company's land
and building                                                                         700,468                  718,344

Notes payable, principal and interest due in monthly
installments through June 1999, interest at prime (8.5% at
June 30, 1998), collateralized by the Company's
receivables, inventories, furniture and equipment                                         --                  199,992

Capital lease obligations                                                            594,453                  755,684

Other                                                                                246,283                   49,375
                                                                           ------------------      -------------------
                                                                                   5,307,951                3,703,877
Less-Current maturities                                                           (1,241,037)                (404,172)
                                                                           ------------------      -------------------
                                                                                 $ 4,066,914              $ 3,299,705
                                                                           ------------------      -------------------
                                                                           ------------------      -------------------

     Under terms of the various loan agreements, the Company must meet certain financial covenants, including maintaining certain levels of stockholders' equity and meeting or exceeding certain financial ratios. As of June 30, 1999, the Company was in compliance with all such covenants relating to significant loan agreements.

     Future maturities due in each fiscal year with respect to long-term debt, excluding obligations under capital leases, are as follows:

                 2000                                             $  1,074,186
                 2001                                                  881,093
                 2002                                                  190,775
                 2003                                                   56,424
                 2004                                                   61,345
                 Thereafter                                          2,449,675
                                                                 -------------
                                                                  $  4,713,498
                                                                 -------------
                                                                 -------------

LEASES

     The Company has commitments under various operating and capital leases which bear interest at rates ranging from 6.15% to 14.1% and are payable in monthly installments through various dates. Future minimum lease payments under non-cancelable operating and capital leases are as follows:


                                                                               Capital           Operating
                                                                                Leases            Leases
                                                                              ----------        -----------
                     2000                                                     $  217,577        $   387,803
                     2001                                                        197,849            366,760
                     2002                                                        187,983            239,984
                     2003                                                         95,293            247,184
                     2004                                                             --            254,599
                     THEREAFTER                                                       --          1,072,569
                                                                              ----------        -----------
                Total future minimum lease payments                              698,702        $ 2,568,899
                Less amount representing interest                               (104,249)       -----------
                                                                              ----------        -----------
                Present value of net minimum lease payments                      594,453
                Less current portion                                            (166,851)
                                                                              ----------
                Long-term capital lease obligation                            $  427,602
                                                                              ----------
                                                                              ----------
Rent expense for operating leases for fiscal 1999 and 1998 was $156,381 and $158,841, respectively.

6.   INCOME TAXES:

     Deferred income taxes represent the tax effects of timing differences in the recognition of revenue and expenses for financial reporting and income tax purposes. Federal tax credits are recorded as a reduction of income tax expense in the year the credits are utilized.

     The following summarizes the components of the provision for taxes:

                                                            1999                  1998
                                                        ----------            -----------
                Currently payable:                      $1,458,000            $ (374,632)
                  Federal                                  172,000               (19,718)
                  State                                    120,000            (1,100,819)
                                                        ----------            -----------
                Deferred                                $1,750,000          $ (1,495,169)
                                                        ----------            -----------
                                                        ----------            -----------

     A reconciliation of the Company's reported provision for income taxes as compared to that using statutory federal rates follows:

                                                                      1999                  1998
                                                                ------------------    ------------------
        Statutory rate applied to income before taxes                 $ 1,567,344           $ (851,300)
        State income taxes, net of federal tax benefit                    170,564                87,650
        Release of valuation allowance                                         --             (780,765)
        Nondeductible merger costs                                             --               279,860
        Other                                                              12,092              (55,314)
                                                                      -----------          ------------
                                                                      $ 1,750,000         $ (1,495,169)
                                                                      -----------          ------------
                                                                      -----------          ------------

        Deferred tax benefits (liabilities) arising from:
          Reserve for uncollectible accounts                          $ 1,253,191             $ 557,218
          Accruals and other reserves                                     310,862               159,122
          Accrued merger costs                                                 --               506,733
          Depreciation                                                  (247,328)                75,037
          Inventory                                                       687,950               576,440
          Sale and leaseback                                              335,683               336,871
          Intangible assets                                                40,121                46,255
          Net operating loss carryforwards                                     --                61,340
          General business credits                                             --               181,567
                                                                      -----------          ------------
                                                                      $ 2,380,479            $2,500,583
                                                                      -----------          ------------
                                                                      -----------          ------------

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

     The following table summarizes information with respect to such plans as of June 30, 1999 and has been restated to reflect the converted stock options from the Staodyn merger:

                                                     Option Price on Dates
                                                           Of Grants                     Number of Shares
                                                 -------------------------         -----------------------
Balance outstanding at June 30, 1997                       $ 0.075-$4.750                        709,509
  Granted                                                 1.6586 - 3.5625                        183,277
  Exercised                                                 0.875 - 2.625                        (58,778)
  Canceled                                                  0.875 - 1.875                         (1,500)
                                                          ---------------                      ---------
Balance outstanding at June 30, 1998                        $0.750-$4.750                        832,508
  Granted                                                     2.25 - 3.25                        193,500
  Exercised                                               1.5078 - 2.2618                        (27,901)
  Canceled                                                1.5078 - 6.3329                       (364,584)
                                                          ---------------                      ---------

Balance outstanding at June 30, 1999                       $0.750 - 4.750                        633,523
                                                                                               ---------
                                                                                               ---------

Exercisable at June 30, 1999                               $0.875 - 4.750                        272,023
                                                                                               ---------
                                                                                               ---------

Available for grant at June 30, 1999                                                             294,340
                                                                                               ---------
                                                                                               ---------

                                           Stock Options Outstanding            Stock Options Exercisable
                                           -------------------------            -------------------------
                                                           Weighted                          Weighted
                                                           Average                            Average
                                     Weighted Average      Exercise                          Exercise
   Range of                              Remaining          Price                              Price
Exercise Price         Shares        Contractual Life     Per Share           Shares         Per Share
--------------         ------        ----------------     ---------           ------         ---------
$1.51 to $2.19         72,212           1.8 Years          $ 1.83             72,212           $ 1.83
$2.25 to $3.06        349,264           3.0 Years            2.75             87,764             2.95
$3.25 to $4.00        164,974           3.1 Years            3.36             74,974             3.41
$4.25 to $5.88         47,073           3.2 Years            4.65             37,073             4.67
                      -------                                                -------
                      633,523                                                272,023
                      -------                                                -------
                      -------                                                -------

     Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                    1999                     1998
                                                             --------------------      ------------------
Net Income (loss)                    As reported                       $2,859,834           $ (1,008,683)
                                     Pro forma                          2,689,542             (1,118,476)

Basic earnings (loss) per share      As reported                         $    .27               $   (.10)
                                     Pro forma                                .26                   (.11)

     Pro forma net income reflects only options and other stock based awards granted since 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented because compensation cost is reflected over the options' vesting periods, which are normally five years, and compensation cost for options granted prior to fiscal year 1996 is not considered.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998: dividend yield of 0%; expected volatility of 54.20% and 42.53%; risk-free interest rate of 5.31% and 5.41%; and expected lives of 5 years.

     The weighted-average fair value per option at the date of grant for options granted in 1999 and 1998 was $1.35 and $1.34, respectively.

     The Company loaned a total of $237,500 to an officer for the exercise of certain stock options. This loan is secured by a promissory note and a pledge of the stock purchased and bears interest at the bank's prime rate (8.5% on June 30, 1999). Payments are due quarterly, including accrued interest, commencing in fiscal 2000 and ending in fiscal 2001.

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

     On January 26, 1999, the Company received a subpoena from the Federal District Court for the Middle District of Florida for certain Midicare records in connection with an investigation apparently being conducted by the United States Attorney's office. The Company complied with the subpoena and is cooperating with the investigation. The United States Attorney's office has not advised the Company of the objectives or potential consequences of the investigation.

401(K) PLAN

     The Company has a 401(k) plan in which substantially all employees are eligible to participate. Participants may contribute up to 15% of eligible earnings to the plan. Company contributions are 100% for the first 2% of participants' contributions and 25% for the next 4% up to a maximum matching annual contribution of $750 per participant. In addition, the Company may make additional discretionary contributions to the plan as determined annually. The Company contributed $98,059 and $49,570 to the plan for the years ended June 30, 1999 and 1998, respectively. No discretionary contributions were made for fiscal 1998 or fiscal 1997.

9.   SUBSEQUENT EVENTS

BUSINESS ACQUISITION

     On July 16, 1999, the Company acquired substantially all the assets of Compex SA, a Swiss-based medical products company for cash of approximately $11.0 million. The acquisition was financed principally with dept and provides for additional contingent consideration of up to $2 million based on performance over the next two years. The purchase consideration exceeds the net fair value of tangible assets by approximately $7.2 million.

     Proforma operating results as if the Company had been acquired at the beginning of fiscal 1998 are as follows (unaudited):

                                                             1999              1998
                                                       --------------      ------------
                 Net sales                             $   51,378,000       41,633,000
                 Income (loss) before taxes            $    3,416,000       (3,584,000)
                 Net income (loss)                     $    1,998,000       (1,752,000)
                 Earnings (loss) per share
                          Basic                        $         0.19            (0.17)
                          Diluted                      $         0.19            (0.17)

SALE OF LONGMONT FACILITY

     On July 7, 1999, the Company completed the sale of its facility in Longmont, Colorado. The sale resulted in a gain of approximately $1.1 million which will be reflected in the first quarter of fiscal 2000. At June 30, 1999 the carrying value of the facility was $651,000 and is classified within Property, Plant and Equipment.

10.  SEGMENT INFORMATION

     The Company operates its business in one reportable segment, the manufacture and sale of rehabilitation and electromedical pain management products. Rehabilicare's chief operating decision makers use consolidated results to make operating and strategic decisions. Net sales are primarily derived in the United States. Net sales by product line were as follows:

                                                              Year ended June 30
                                                  --------------------------------------------
                                                        1999                     1998
                                                  ------------------      --------------------
              Rehabilitation products             $     10,946,000        $      9,123,000
              Pain management                           15,103,000              12,610,000
              Accessories and supplies                  15,746,000              12,079,000
                                                  ----------------        ----------------
                                                  $     41,795,000        $     33,812,000
                                                  ----------------        ----------------
                                                  ----------------        ----------------

   No single customer represents over 10% of the Company's consolidated sales.