Form 10-Q
period 1999-09-30
REHABILICARE INC
filed 1999-11-15
CIK 64578

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


|X|              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                 SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period Ended September 30, 1999

                                      OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                 SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from             to
                                                -----------    -----------

                           Commission File No. 0-9407
                                REHABILICARE INC.
             (Exact name of registrant as specified in its charter)

            MINNESOTA                                  41-0985318
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                               1811 OLD HIGHWAY 8
                          NEW BRIGHTON, MINNESOTA 55112
                    (Address of principal executive offices)

                                 (651) 631-0590
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 11, 1999 was:

COMMON STOCK, $.10 PAR VALUE                                  10,546,130 SHARES

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS


         The following Quarterly Report on Form 10-Q contains various "forward looking statements" within the meaning of Federal securities laws. These forward looking statements represent management's expectations or beliefs concerning future events, including statements regarding anticipated product introductions; changes in markets, customers and product pricing; expenditures for research and development; growth in revenue; and taxation levels. When used in this 10-Q, the words "anticipate," "believe," "expect," "estimate" and similar expressions are generally intended to identify forward-looking statements. These and other forward looking statements made by the Company must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including, but not limited to, the following:

- The Company acquired two businesses during the two previous fiscal years and a third in July 1999. It may not be able to integrate acquired businesses as smoothly as it anticipated and may find issues with respect to acquired businesses of which it was unaware.

- Like many medical device companies, the Company has a large balance of uncollected receivables against which it maintains a reserve for doubtful accounts. The size of the reserve is judgmental and depends upon a number of factors, including historical experience in collecting receivables. If the Company cannot collect an amount of receivables that is consistent with historical collections, it might be required to charge off a portion of uncollected receivables, significantly impacting earnings.

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

- The clinical effectiveness of the Company's electrotherapy products has periodically been challenged. Publicity about the effectiveness of electrotherapy for pain relief or other clinical applications could negatively impact revenue and earnings.

- The Company formed a United Kingdom subsidiary in fiscal 1999 and acquired a Swiss company in the first quarter of fiscal 2000. These European operations may be more difficult to supervise, and may be subject to different economic influences than United States operations, and may subject the Company to more exposure from currency fluctuations.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

     Included herein is the following unaudited condensed financial information:

        Consolidated Balance Sheets as of September 30, 1999 and June 30, 1999

        Consolidated Statements of Operations for the Three Months ended September 30, 1999 and 1998

        Consolidated Statements of Cash Flows for the Three Months ended September 30, 1999 and 1998

        Notes to Consolidated Financial Statements


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       REHABILICARE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                            September 30,             June 30,
                                                                                1999                    1999
                                                                           ---------------        -------------
                                          ASSETS
                                          ------
CURRENT ASSETS:
   Cash and cash equivalents                                                 $  2,292,263         $    561,207
   Receivables, less reserve for uncollectible accounts of $5,010,651
        and $4,913,635                                                         18,789,210           17,233,469
   Inventories -
     Raw materials                                                              1,644,893            1,825,487
     Work in process                                                              419,025              377,771
     Finished goods                                                             6,813,694            6,709,525
   Deferred tax assets                                                          2,587,686            2,587,686
   Prepaid expenses                                                             1,148,338              584,330
                                                                             ------------         ------------
         Total current assets                                                  33,695,109           29,879,475
                                                                             ------------         ------------

PROPERTY, PLANT AND EQUIPMENT:                                                 12,040,883           11,548,678
   Less accumulated depreciation                                               (6,602,844)          (6,930,564)
                                                                             ------------         ------------
         Net property, plant and equipment                                      5,438,039            4,618,114
                                                                             ------------         ------------

Intangible assets, net                                                         11,008,151            1,150,009
Deferred tax assets                                                               106,353               40,121
Other assets                                                                       39,388               11,995
                                                                             ------------         ------------
                                                                             $ 50,287,040         $ 35,699,714
                                                                             ============         ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
CURRENT LIABILITIES:
   Note payable                                                              $  1,300,000         $  2,400,000
   Current maturities of long-term debt                                         3,032,457            1,241,037
   Accounts payable                                                             2,271,131            2,038,732
   Accrued liabilities -
     Payroll                                                                      409,162              575,426
     Commissions                                                                  215,692              491,990
     Other                                                                      2,724,208            1,560,297
   Minority interest                                                               18,814               24,681
                                                                             ------------         ------------
         Total current liabilities                                              9,971,464            8,332,163

LONG-TERM LIABILITIES:
   Long term-debt                                                              14,338,668            4,066,914
   Deferred tax liabilities                                                     1,310,282              247,328
                                                                             ------------         ------------
         Total liabilities                                                     25,620,414           12,646,405
                                                                             ------------         ------------

STOCKHOLDERS' EQUITY
   Common stock, $.10 par value:  25,000,000 shares authorized;
     issued and outstanding 10,546,130 and 10,494,908 shares,
     respectively                                                               1,054,613            1,049,491
   Preferred stock, no par value; 5,000,000 shares authorized; none
     issued and outstanding                                                            --                   --
   Additional paid-in capital                                                  20,811,856           20,740,650
   Less note receivable from officer/stockholder                                 (223,958)            (237,500)
   Accumulated other non-owner changes in equity                                   87,514               (1,637)
   Retained earnings                                                            2,936,601            1,502,305
                                                                             ------------         ------------
         Total stockholders' equity                                            24,666,626           23,053,309
                                                                             ------------         ------------
                                                                             $ 50,287,040         $ 35,699,714
                                                                             ============         ============

                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  Three Months Ended
                                                                      September 30
                                                           --------------------------------------
                                                                 1999                 1998
                                                           -----------------     ----------------
             Net sales and rental revenue                  $  13,876,212            $ 9,084,333

             Cost of sales and rentals                         4,598,806              2,445,647
                                                           -------------            -----------
                  Gross profit                                 9,277,406              6,638,686

             Operating expenses:
                Selling, general and administrative            7,327,144              5,180,099
                Research and development                         253,808                234,373
                Acquisition expense                                  ---                 79,107
                                                           -------------            -----------
                                                               7,580,952              5,493,579
                                                           -------------            -----------

                  Income from operations                       1,696,454              1,145,107

             Other income (expense):
                Interest expense                                (345,581)              (116,583)
                Other income                                      (3,124)                 2,624
                Minority interest                                  5,867                    ---
                Gain on sale of building                       1,075,680                    ---
                                                           -------------            -----------
                 Income before income taxes                    2,429,296              1,031,148

             Provision for income taxes                          995,000                392,000
                                                           -------------            -----------
                  Net income                                $  1,434,296            $   639,148
                                                           =============            ===========

             Net income per common and common
             equivalent share

                  Basic                                    $        0.14            $      0.06
                                                           =============            ===========
                  Diluted                                  $        0.13            $      0.06
                                                           =============            ===========


             Weighted average number of shares
             outstanding

                   Basic                                      10,530,534             10,450,111
                                                           =============            ===========
                   Diluted                                    10,690,930             10,477,163
                                                           =============            ===========

                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           Three Months Ended
                                                                              September 30
                                                                   -------------------------------------

                                                                        1999                    1998
                                                                   ----------------       --------------
  OPERATING ACTIVITIES:
   Net income                                                        $  1,434,296         $    639,148
        Adjustments to reconcile net income to net cash
        Provided by (used in) operating activities
         Gain on sale of building                                      (1,075,680)                  --
         Depreciation and amortization                                    459,737               65,684
         Change in long-term portion of deferred taxes                    (38,122)                  --
         Minority interest                                                 (5,867)                  --
         Changes in current assets and liabilities, excluding
         effects of business combinations
           Receivables                                                    621,183             (278,159)
           Inventories                                                  1,572,522           (1,246,452)
           Prepaid expenses                                              (457,076)              62,966
           Accounts payable                                            (1,432,110)             665,819
           Accrued liabilities                                           (192,908)             (65,237)
                                                                      -----------          -----------
           Net cash provided by (used in) operating activities            885,975             (156,231)
                                                                      -----------          -----------

INVESTING ACTIVITIES:
   Purchase of property and equipment                                    (884,099)             (87,649)
   Cash paid in asset acquisition, net of cash received               (10,747,967)          (3,650,000)
   Proceeds from sale of building                                       1,726,930                   --
                                                                      -----------          -----------
              Net cash used in investing activities                    (9,905,136)          (3,737,649)
                                                                      -----------          -----------
FINANCING ACTIVITIES:
   Proceeds from new financing                                         15,339,364            2,500,000
   Principal payments on long-term obligations                         (2,348,071)            (319,370)
   Proceeds from (payments on) line of credit, net                     (1,100,000)           1,100,000
   Payment of capital lease obligation                                 (1,261,733)                  --
   Proceeds from issuance of stock options                                 33,231               22,643
   Proceeds from issuance of employer stock purchase                       43,097                   --
                                                                     ------------         ------------
              Net cash provided by  financing activities               10,705,888            3,303,273
                                                                     ------------         ------------

   Effect of exchange on cash and cash equivalents                         44,329                   --
              Net increase (decrease) in cash and cash equivalents      1,731,056             (590,607)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          561,207              919,765

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  2,292,263         $    329,158
                                                                     ============         ============

SUPPLEMENTAL CASH FLOW INFORMATION
         Interest paid                                               $    338,493         $    116,583
                                                                     ============         ============

         Income taxes paid                                           $    332,400         $     30,150
                                                                     ============         ============


                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999


     The Company used a term loan and a credit line to finance certain business combinations accounted for under the purchase method during the first quarter of fiscal 2000 and 1999. The fair value of the assets and liabilities of acquired companies at the dates of the acquisitions are presented as follows:


                                                                            For the Three Months Ended
                                                                                   September 30
                                                                   ---------------------------------------------

                                                                           1999                  1998
                                                                   --------------------     --------------------

                     Accounts receivable                                $ 2,176,925            $ 1,710,651
                     Inventories                                          1,537,352              1,179,280
                     Prepaid expenses                                       514,493                    ---
                     Property and equipment                                 828,728                623,814
                     Intangible assets                                    9,721,566              1,000,000
                     Other long-term assets                                 203,224                    ---
                     Accounts payable                                    (1,666,687)              (606,971)
                     Accrued liabilities                                 (1,707,466)               (17,633)
                     Long-term liabilities                                 (860,168)              (239,141)
                                                                        -----------            -----------
                         Net assets acquired                            $10,747,967            $ 3,650,000
                                                                        ===========            ===========

                                       7

                                REHABILICARE INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

1.       ACCOUNTING POLICIES

The amounts set forth in the preceding financial statements are unaudited as of and for the periods ended September 30, 1999 and 1998 but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the periods presented. Such results are not necessarily indicative of results for the full year. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1999, included in the Company's Annual Report on Form 10-KSB.

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

2.       BUSINESS COMBINATIONS

On July 19, 1999, the Company acquired all of the outstanding capital stock of Compex SA, a Swiss-based medical products company, for cash of $10,747,967. The acquisition was financed principally with debt and provides for additional contingent consideration of up to $2,000,000 based on performance over the calendar years 1999 and 2000. The purchase consideration exceeded the net fair value of tangible assets by $9,721,566 of which $1,400,000 represented the value of Compex's technology, $1,400,000 represented the value of its workforce and the remaining $6,921,566 of which was assigned to goodwill. The value of these intangible assets will be amortized over various periods from five to twenty years. The allocations are preliminary, pending the outcome of certain pre-acquisition tax contingencies.

Proforma operating results as if Compex SA had been acquired at the beginning of fiscal 1999 are as follows:


                                                                    For the Three Months Ended
                                                                        September 30, 1998
                                                              --------------------------------------
                           Net sales                                   $     12,845,000
                           Income before taxes                                  854,000
                           Net Income                                           499,500
                           Earnings per share -
                              Basic                                    $            .05
                              Diluted                                               .05

On August 7, 1998, the Company acquired substantially all of the assets (consisting primarily of finished goods inventory and receivables) of the Homecare business unit of Henley Healthcare, Inc. ("Henley") for a purchase price of $3,650,000 paid in cash at closing. The cash paid was obtained from existing funds and borrowings under the Company's bank line of credit, including a $2,500,000 term loan payable over three years.

3.   NOTE PAYABLE AND LONG TERM DEBT

In conjunction with its acquisition of Compex SA, the Company entered into a new $20,000,000 credit facility which provides for both term and revolving borrowings at varying rates based either on the bank's prime rate or LIBOR. The initial term loan of $15,000,000 was used to fund the acquisition and repay the balance of a mortgage note and a revolving loan provided under a credit facility with another bank.

Borrowings under the new facility are secured by substantially all assets of the Company other than those pledged as collateral on existing lease or mortgage obligations. The interest rate on the term loan was 8.14% at September 30, 1999 and the weighted average rate on borrowings under the revolving line of credit was 8.19%.

The Company was in compliance with all financial covenants in its credit agreement as of September 30, 1999 and for the period then ended.

4.   SEGMENT INFORMATION

Rehabilicare and its consolidated subsidiaries operate their business in one reportable segment, the manufacture and distribution of electromedical pain management and rehabilitation products. The Company's chief operating decision makers use consolidated results to make operating and strategic decisions. Net sales from the United States and foreign sources (primarily Europe) are as follows:


                                                        For the Three Months Ended September 30
                                              -----------------------------------------------------------------
                                                           1999                              1998
                                              -------------------------------    ------------------------------
                     U.S. sales                       $     10,558,703                $    8,977,220
                     Foreign sales                           3,317,509                       107,113
                                                      ----------------                 -------------
                         Total                        $     13,876,212                $    9,084,333


     Net sales by product line were as follows:

                                                          For the Quarter Ended September 30
                                              -----------------------------------------------------------------
                                                           1999                              1998
                                              -------------------------------      ----------------------------
                     Rehabilitation products            $    5,775,000                $   2,451,000
                     Pain management                         4,075,000                    3,388,000
                     Accessories and supplies                4,026,000                    3,245,000
                                                        --------------                -------------
                                                        $   13,876,000                $   9,084,000
                                                        ==============                =============

     No single customer represents over 10% of the Company's consolidated sales

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company designs, manufactures and distributes electromedical pain management and rehabilitation products used for clinical, home health care, sports medicine and occupational medicine applications. The Company operates in one business segment, distributing its products through sales to medical products dealers and distributors and through direct rental or sale to patients. The latter approach involves placing electrotherapy units with physicians, physical therapists and other health care providers who then refer those units to patients after determining an appropriate treatment regimen. Units are left on consignment with the health care providers for such referral. The Company then bills the patient or the patient's insurance carrier directly after being notified that a unit has been prescribed and provided to the patient. The Company takes responsibility for subsequent patient follow-up, including additional months rental; sale of the unit, if appropriate; and sale of additional supplies required for continued use of the electrotherapy units. This distribution approach requires the Company to maintain significant investments in inventories and receivables.

In the fiscal year ended June 30, 1998, the Company began implementation of a strategy to increase its business through consolidation with other companies in the pain management and rehabilitation markets. The strategy began with the merger with Staodyn, Inc. on March 17, 1998 in a transaction accounted for as a pooling-of-interests. On August 7, 1998, the Company acquired certain assets of the Homecare division of Henley Healthcare, Inc. and the operations of that business are included in the consolidated financial statements from that date forward. In January 1999, the Company established a majority-owned subsidiary, Rehabilicare UK, Ltd., near London, England. Rehabilicare UK subsequently acquired substantially all of the assets of the Company's former distributor in the United Kingdom, effective February 1, 1999. Its operations are included from that date forward. Sales to the distributor prior to that date are included in net revenue. Finally, on July 19, 1999, the Company acquired all of the outstanding capital stock of Compex SA based in Lausanne, Switzerland. Its operations are included in the consolidated financial statements for the quarter ended September 30, 1999 from the date of acquisition.

RESULTS OF OPERATIONS

The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:


                                                                             Three Months Ended
                                                                                September 30
                                                                         ---------------------------

                                                                            1999             1998
                                                                         -----------        --------
                         Net sales and rental revenue                      100.0%           100.0%

                         Cost of sales and rentals                         (33.1)           (26.9)

                         Gross profit                                       66.8             73.1

                         Operating expenses -
                             Selling, general and administrative           (52.8)           (57.0)
                             Research and development                       (1.8)            (2.6)
                             Non-recurring merger items                       --              (.9)
                                                                           -----            -----
                                Total operating expenses                   (54.6)           (60.5)

                         Income from operations                             12.2             12.6

                         Other income (expense), net                        (2.5)            (1.3)

                         Gain on sale of building                            7.8               --

                         Income tax provision                               (7.2)            (4.3)

                         Net income                                         10.3              7.0


Revenue was $13,876,000 for the first quarter of fiscal 2000, a 53% increase from $9,084,000 in the first quarter of fiscal 1999. Compex accounted for $2,976,000 of the fiscal 2000 revenue. Fiscal 2000 revenue also included a full quarter contribution by the business acquired from Henley Healthcare in August 1998 compared to slightly less than two months in the comparable prior year period. That business has been integrated with the Company's other direct distribution business and it is therefore not practicable to quantify the exact impact of that acquisition for the quarters. The primary reason for the remainder of the increase was the full integration of the former Staodyn and Rehabilicare sales organizations, a process which started immediately after approval of the merger on March 17, 1998.

In general, increases in revenue are a result of increases in the number of patient referrals combined with changes in the mix among rentals of electrotherapy units to patients and sales of units and accessories to patients or to dealers and distributors. Reimbursement rates by third party payors for all products and services provided by the Company have gradually declined for several years and the impact of those changes has been offset by increases in volume and changes in mix.

International business other than Compex increased from about 1% of revenue in the first quarter of fiscal 1999 to 2% in the first quarter of fiscal 2000 as a result of the acquisition, through Rehabilicare UK, of the rental business previously conducted by one of the Company's distributors.

Gross profit was $9,277,000 or 67% of revenue in the first quarter of fiscal 2000 compared with $6,639,000 or 73% of revenue in the first quarter of fiscal 1999. Cost of sales included a one-time charge of $645,000 in fiscal 2000 related to the step-up in basis of inventory recorded in connection with the Compex acquisition. Its inventory turns rapidly so the entire step-up flowed through the first quarter. Without that charge, gross margin would have been 71.5% of revenue. That rate is essentially unchanged from the rate for the fiscal year ended June 30, 1999 and is consistent with the Company's expectations.

The fiscal 1999 gross profit rate was positively impacted by an extensive build up of inventory by both Staodyn and Rehabilicare in the fourth quarter of fiscal 1998 in anticipation of the physical combination of the two manufacturing facilities beginning in the first quarter of fiscal 1999. Quarterly fluctuations in the rate are primarily impacted by the changes in mix described above. The Company has also focused on improving its manufacturing processes which has helped to control the increases in costs of sales and services. That trend is expected to continue.

Selling, general and administrative expenses increased 41% to $7,327,000 in the first quarter of fiscal 2000 from $5,180,000 in fiscal 1999. As a percent of revenue, those expenses decreased from 57% to 53%. Several factors contributed to that decrease. The first quarter of fiscal 1999 included expenses of carrying the former Staodyn building in Longmont, Colorado which was sold in July 1999 and the costs of continuing operations in facilities formerly operated by Henley Healthcare which were closed during fiscal 1999. The decrease also reflects the elimination of virtually all administrative costs associated with the former operations of Staodyn and Henley Healthcare and various economies of scale resulting from the Company's acquisition activity.

Research and development expense was virtually unchanged from year to year. The fiscal 2000 expenses includes $98,000 incurred by Compex so, without that acquisition, those expenses would have decreased. As a percent of revenue, research and development expense decreased from 2.5% to 2%. The Company substantially completed development of a new family of TENS products during fiscal 1999 and believes that the current expenditure level will be adequate to fund current product enhancement and development programs.

Interest expense increased from $116,000 to $346,000 as a result of the acquisitions of the Henley Healthcare business in August 1998 and Compex in July 1999, both of which were financed with debt. Interest expense will increase in subsequent quarters as the debt is outstanding for the entire quarter and will then begin to gradually decline as debt is repaid.

Operating results for the first quarter of fiscal 2000 operating results include a gain on the sale of the former Staodyn building in Longmont, Colorado in the amount of $1,076,000. The Company exercised its option to purchase that building in the first quarter of fiscal 1999 and closed the purchase and immediate sale on July 7, 1999. Lease payments and operating costs associated with that building were expensed as incurred throughout fiscal 1999.

The provision for income taxes is 41% of income before taxes in the first quarter of fiscal 2000 compared with 38% in the prior year. The Company now operates in various countries in Europe as well as the United States. Some countries have higher tax rates than the United States as well as different rules on the deductibility of certain expenses and the availability of certain credits for taxes paid to other jurisdictions. The Company believes that 41% is a reasonable estimate of the effective rate for fiscal 2000 based on expected sources of revenue and expenses.

As a result of all the above changes, net income increased from $639,000 in the first quarter of fiscal 1999 to $1,434,000 in the first quarter of fiscal 2000. Diluted earnings per share increased from $.06 to $.13. Before the one time gain related to the building sale and the one time charge related to the Compex inventory step-up are eliminated, net income was $1,180,000 or $.11 per share. Compex accounted for just over $.01 of that amount after deducting good will amortization and interest expense on acquisition debt from it's operating income.


FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company generated cash of $1,731,000 in the first quarter of fiscal 2000 after using cash of $591,000 during the first quarter of fiscal 1999. The most significant cash transaction during the quarter was the acquisition of Compex for $10,748,000, all of which was financed by additional bank borrowings. As a part of that transaction, the Company consolidated its other bank debt into a new $20 million credit facility which provides for both term and revolving loans. Net additional proceeds from borrowings related to the acquisition and other operating expenses was $11,891,000. The purchase price for Compex may be increased by as much as $2,000,000 based on certain operating results of Compex for the calendar years 1999 and 2000. Such payments would be made in March 2000 and March 2001 and the credit facility was designed to cover those amounts in the event cash flow from operations is not sufficient to fund them.

The only other significant investing activity during the first quarter was the purchase of $884,000 of property and equipment in the normal course of operation.

As previously mentioned, the Company also generated net cash of $465,000 from the sale of a building, net of payment of the capitalized lease obligations.

Cash was used to fund an increase in receivables of $1,556,000 during the quarter. Compex receivables at the end of the quarter were $1,815,000 so without that acquisition, receivables would actually have decreased by $259,000. Managing receivables represents one of the biggest business challenges to the Company. The process of determining what products will be reimbursed by third party payors and the amounts to be paid for those products is very complex and the reimbursement environment is constantly changing. That risk is spread across many payors throughout the United States. The determination of an appropriate reserve for uncollectible accounts at the end of each reporting period includes various factors including historical trends and relationships and experience with insurance companies or other third party payors. The Company believes that the reserve at September 30, 1999 is adequate to cover future losses on its receivables based primarily on collection history and trends. The provision for uncollectible accounts recorded in the income statement may fluctuate significantly from quarter to quarter as such trends change. The reserve was 19.9% of receivables at September 30, 1999 compared to 22.2% at June 30, 1999. That ratio will be favorably impacted in the future as a result of including receivables from Compex and Rehabilicare UK which are more traditional trade receivables and not dependent on third party payors.

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

The Company has substantially completed its study of its relationships with third parties whose failure to become Year 2000 compliant in a timely manner, if at all, could have an effect on the Company. The Company circulated questionnaires to all of its significant vendors and customers with respect to such companies' Year 2000 compliance programs and status. In addition, follow-up conversations were conducted with key customers and vendors. The Company has substantially completed that process.

External and internal costs specifically associated with modifying internal use software for Year 2000 compliance are expensed as incurred. To date, those costs have not been material. Based upon currently available information, the Company does not expect the costs of addressing potential Year 2000 problems to have a material adverse impact on the Company's financial position, results of operations or liquidity in future periods. The Company has devoted the necessary resources to resolve all significant Year 2000 issues.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

In January 26, 1999, the Company received a subpoena from the Federal District Court for the Middle District of Florida for certain Medicare records. The Company complied with the subpoena. The Company has completed a limited audit of some of the Medicare records that were provided to the United States Attorney's office. Many of the files reviewed through this limited audit were incomplete or incorrectly completed and raised a question as to whether the Company had adequate basis upon which to request reimbursement of the audited files.

In the event that the Company does not have adequate basis to have received reimbursement on these Medicare files, it has a statutory obligation to refund the reimbursements. Because the Company believes that the United States Attorney's office may have more complete records, including electronic files no longer available to the Company, the Company is attempting, through it's outside legal counsel, to contact the United States Attorney's office to determine the aggregate amount of reimbursements that should be returned. The aggregate amount of Medicare reimbursements received by the Company during the period under investigation was approximately $630,000. The Company does not believe, however, that all reimbursements during the period being investigated are inadequately documented. It is also possible that the United States Attorney's office may seek payment of fines and penalties.

Prior to receipt of the subpoena on January 26, 1999, the Company had begun to develop and implement a Compliance Program to ensure that its operations met or exceeded all appropriate regulations. A Corporate Compliance Officer has been appointed, and completion of the full Compliance Program is expected by the end of the first quarter of calendar year 2000.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None


ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

              2.7 Financial Data Schedule

(b)       Reports on Form 8-K

              A Form 8-K, dated August 3, 1999, was filed during the quarter ended September 30, 1999 to report the acquisition of all the outstanding capital stock of Compex SA.

              A Form 8-K/A, dated September 28, 1999, was filed during the quarter ended September 30, 1999 amending the previously filed Form 8-K to include historical and proforma financial statements related to the acquisition of Compex SA.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    REHABILICARE INC.



November 15, 1999                   /s/ David B. Kaysen
------------------------            --------------------------------------------
Date                                David B. Kaysen
                                    President and Chief Executive Officer



November 15, 1999                   /s/ W. Glen Winchell
------------------------            --------------------------------------------
Date                                W. Glen Winchell
                                    Vice President of Finance
                                    (Principal Financial and Accounting Officer)