Form 10-Q
period 1999-12-31
REHABILICARE INC
filed 2000-02-14
CIK 64578

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

     SECURITIES EXCHANGE ACT OF 1934
     For the Quarterly period Ended December 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 9, 2000 was:


COMMON STOCK, $.10 PAR VALUE                                   10,569,630 SHARES

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS


  The following Quarterly Report on Form 10-Q contains various "forward looking statements" within the meaning of Federal securities laws. These forward looking statements represent management's expectations or beliefs concerning future events, including statements regarding anticipated product introductions; changes in markets, customers and product pricing; expenditures for research and development; growth in revenue; and taxation levels. When used in this Form 10-Q, the words "anticipate," "believe," "expect," "estimate" and similar expressions are generally intended to identify forward-looking statements. These and other forward looking statements made by the Company must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including, but not limited to, the following:

  o The Company's products are subject to reimbursement by private and public healthcare reimbursement agencies that impose limits on reimbursement and strict rules on applications for reimbursement.
       The Company is the subject of a whistleblower suit initiated by a former employee alleging improper filing of approximately 500,000 Medicare claims, resulting in overpayments of more than $120,000,000. The Company has not yet been served with the complaint and has therefore submitted no response. Resolution of that matter as well as changes in the rates, eligibility or requirements for reimbursement, or failure to comply with reimbursement requirements, could significantly impact earnings and financial condition.

  o The Company acquired two businesses during the two previous fiscal years and a third in July 1999. The Company may not be able to integrate acquired businesses as smoothly as it anticipated and may find issues with respect to acquired businesses of which it was unaware.

  o Like many medical device companies, the Company has a large balance of uncollected receivables against which it maintains a reserve for doubtful accounts. The size of the reserve is judgmental and depends upon a number of factors, including historical experience in collecting receivables. If the Company cannot collect an amount of receivables that is consistent with historical collections, it might be required to charge off a portion of uncollected receivables in a single quarter, which could significantly impact earnings.

  o The Company has incurred a significant amount of indebtedness to finance acquired businesses. The interest expense on such indebtedness reduces earnings and could cause the Company to be short of cash if its operations do not meet expectations.

  o The Company maintains significant amounts of inventory on consignment at clinics and for distribution to patients. It may not be able to completely control losses of this inventory and, if inventory losses are not consistent with historical experience, it might be required to write off a portion of the carrying value of inventory, which could significantly impact earnings.

  o The clinical effectiveness of the Company's electrotherapy products has periodically been challenged. Publicity about the effectiveness of electrotherapy for pain relief or other clinical applications could negatively impact revenue and earnings.

  o The Company formed a United Kingdom subsidiary in fiscal 1999 and acquired a Swiss company in the first quarter of fiscal 2000. These operations may be more difficult to supervise, and may be subject to different economic influences than United States operations and they do subject the Company to more exposure from currency fluctuations.

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


         Included herein is the following unaudited condensed financial information:

            Consolidated Balance Sheets as of December 31, 1999 and June 30,
            1999

            Consolidated Statements of Operations for the three months and six months ended December 31, 1999 and 1998


            Consolidated Statements of Cash Flows for the six months ended December 31, 1999 and 1998

            Notes to Consolidated Financial Statements

                       REHABILICARE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                        December 31,       June 30,
                                                                           1999              1999
                                                                        ------------       --------
                                ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                              $  1,987,279   $    561,207
 Receivables, less reserve for uncollectible accounts of $4,584,317
  and $4,913,635                                                          19,641,226     17,233,469
 Inventories -
  Raw materials                                                            1,589,380      1,825,487
  Work in process                                                            634,060        377,771
  Finished goods                                                           6,441,986      6,709,525
 Deferred tax assets                                                       2,587,686      2,587,686
 Prepaid expenses                                                          1,152,484        584,330
                                                                        ------------   ------------
  Total current assets                                                    34,034,101     29,879,475

PROPERTY, PLANT AND EQUIPMENT:                                            11,539,947     11,548,678
 Less accumulated depreciation                                            (6,239,114)    (6,930,564)
                                                                        ------------   ------------
 Net property, plant and equipment                                         5,300,833      4,618,114

Intangible assets, net                                                    12,608,304      1,150,009
Deferred tax assets                                                          231,927         40,121
Other assets                                                                  44,703         11,995
                                                                        ------------   ------------
                                                                        $ 52,219,868   $ 35,699,714
                                                                        ============   ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Note payable                                                           $  1,950,000   $  2,400,000
 Current maturities of long-term debt                                      2,043,281      1,241,037
 Accounts payable                                                          2,001,682      2,038,732
 Payable to former Compex shareholders                                     1,800,000            - -
 Accrued liabilities -
  Payroll                                                                    362,537        575,426
  Commissions                                                                196,086        491,990
  Other                                                                    1,876,435      1,560,297
Minority interest                                                              6,883         24,681
                                                                        ------------   ------------
  Total current liabilities                                               10,236,904      8,332,163

LONG-TERM LIABILITIES:
 Long-term debt                                                           14,801,110      4,066,914
 Deferred tax liabilities                                                  1,402,720        247,328
                                                                        ------------   ------------
  Total liabilities                                                       26,440,734     12,646,405

STOCKHOLDERS' EQUITY
 Common stock, $.10 par value:  25,000,000 shares authorized;
  issued and outstanding 10,547,380 and 10,494,908 shares,
  respectively                                                             1,054,738      1,049,491
 Preferred stock, no par value; 5,000,000 shares authorized; none
  issued and outstanding                                                         - -            - -
 Additional paid-in capital                                               20,815,559     20,740,650
 Less note receivable from officer/stockholder                              (223,958)      (237,500)
 Accumulated other non-owner changes in equity                               (35,634)        (1,637)
 Retained earnings                                                         4,168,429      1,502,305
                                                                        ------------   ------------
  Total stockholders' equity                                              25,779,134     23,053,309
                                                                        ------------   ------------
                                                                        $ 52,219,868   $ 35,699,714
                                                                        ============   ============

                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                            Three Months Ended             Six Months Ended
                                                December 31                   December 31
                                        ---------------------------   ---------------------------
                                            1999           1998           1999           1998
                                        ------------   ------------   ------------   ------------
Net sales and rental revenue            $ 14,778,144   $ 10,882,214   $ 28,654,356   $ 19,966,547
Cost of sales and rentals                  4,107,485      3,217,192      8,706,291      5,662,839
                                        ------------   ------------   ------------   ------------
 Gross profit                             10,670,659      7,665,022     19,948,065     14,303,708


Operating expenses:


 Selling, general and administrative       7,677,079      6,075,240     15,004,223     11,255,339
 Research and development                    353,071        210,930        606,879        445,303
 Acquisition expense                              --             --             --         79,107
                                        ------------   ------------   ------------   ------------
                                           8,030,150      6,286,170     15,611,102     11,779,749
                                        ------------   ------------   ------------   ------------
Income from operations                     2,640,509      1,378,852      4,336,963      2,523,959
Other income (expense):
 Interest expense                           (404,281)      (139,581)      (749,862)      (256,164)
 Other income (expense)                      (84,331)         7,766        (87,455)        10,390
 Minority interest                            11,931             --         17,798             --
 Gain on sale of building                         --             --      1,075,680             --
                                        ------------   ------------   ------------   ------------
Income before income taxes                 2,163,828      1,247,037      4,593,124      2,278,185
Provision for income taxes                   932,000        473,000      1,927,000        865,000
                                        ------------   ------------   ------------   ------------
 Net income                             $  1,231,828   $    774,037   $  2,666,124   $  1,413,185
                                        ============   ============   ============   ============
Net income per common and
common equivalent share
 Basic                                  $       0.12   $       0.07   $       0.25   $       0.13
                                        ============   ============   ============   ============
 Diluted                                $       0.12   $       0.07   $       0.25   $       0.13
                                        ============   ============   ============   ============
Weighted average number of shares
outstanding
 Basic                                    10,546,701     10,465,145     10,538,617     10,457,583
                                        ============   ============   ============   ============
 Diluted                                  10,705,843     10,549,600     10,698,821     10,528,477
                                        ============   ============   ============   ============

                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      Six Months Ended
                                                                        December 31
                                                                ---------------------------
                                                                     1999          1998
                                                                ------------   ------------
OPERATING ACTIVITIES:
 Net income                                                     $  2,666,124   $  1,413,185
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities

   Gain on sale of building                                       (1,075,680)            --
   Depreciation and amortization                                     940,925        292,860
   Change in long-term portion of deferred taxes                      92,389             --
   Minority interest                                                 (17,798)            --
   Change in current assets and liabilities, excluding effects of business combinations
    Receivables                                                     (230,833)    (2,234,344)
    Inventories                                                    1,784,709       (368,570)
    Prepaid expenses                                                (461,222)       (44,482)
    Accounts payable                                                  88,050       (209,511)
    Accrued liabilities                                           (1,313,203)       (40,535)
                                                                ------------   ------------
     Net cash provided by (used in) operating activities           2,473,461     (1,191,397)

INVESTING ACTIVITIES:
 Purchases of property and equipment                                (983,394)       (87,144)
 Cash paid in asset acquisition, net of cash received            (12,598,117)    (3,650,000)
 Proceeds from sale of building                                    1,726,930             --
                                                                ------------   ------------
     Net cash used in investing activities                       (11,854,581)    (3,737,144)

FINANCING ACTIVITIES:
 Proceeds from new financing                                      15,339,364      2,500,000
 Principal payments on long-term obligations                      (2,874,804)      (556,201)
 Proceeds from (payments on) line of credit, net                    (450,000)     2,100,000
 Payment of capital lease obligation                              (1,261,733)            --
 Proceeds from exercise of stock options                              37,059         49,559
 Proceeds from employee stock purchase plan                           43,097             --
                                                                ------------   ------------
     Net cash provided by financing activities                    10,832,983      4,093,358

 Effect of exchange on cash and cash equivalents                     (25,791)            --
                                                                ------------   ------------
     Net increase (decrease) in cash and cash equivalents          1,426,072       (835,183)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     561,207        919,765
                                                                ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  1,987,279   $     84,582
                                                                ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION

     Interest paid                                              $    715,247   $    164,275
                                                                ============   ============
     Income taxes paid                                          $  1,382,418   $    492,150
                                                                ============   ============

                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTH PERIOD ENDED DECEMBER 31, 1999


       The Company used a term loan and a credit line to finance certain business combinations accounted for under the purchase method during the first six months of fiscal 2000 and 1999. The fair value of the assets and liabilities of acquired companies at the dates of the acquisitions are presented as follows:



                            For the Six Months Ended
                                   December 31
                            ------------------------
                               1999           1998
                           -----------    -----------
Accounts receivable        $ 2,176,925     $1,710,651
Inventories                  1,537,352      1,179,280
Prepaid expenses               514,493            ---
Property and equipment         828,728        623,814
Intangible assets           11,571,716      1,000,000
Other long-term assets         203,224            ---
Accounts payable            (1,666,687)      (606,971)
Accrued liabilities         (1,707,466)       (17,633)
Long-term liabilities         (860,168)      (239,141)
                           -----------     ----------
  Net assets acquired      $12,598,117     $3,650,000
                           ===========     ==========

                                REHABILICARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1.   ACCOUNTING POLICIES

The amounts set forth in the preceding financial statements are unaudited as of and for the periods ended December 31, 1999 and 1998 but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the periods presented. Such results are not necessarily indicative of results for the full year. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1999, included in the Company's Annual Report on Form 10-KSB.

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

2.   BUSINESS COMBINATIONS

On July 19, 1999, the Company acquired all of the outstanding capital stock of Compex SA, a Swiss-based medical products company, for cash of $10,747,967. The acquisition was financed principally with debt and provides for additional contingent consideration of up to $2,000,000 based on performance over the calendar years 1999 and 2000. The purchase consideration exceeded the net fair value of tangible assets by $9,721,566, of which $1,400,000 represented the value of Compex's technology, $1,400,000 represented the value of its workforce and the remaining $6,921,566 of which was assigned to goodwill. The value of these intangible assets will be amortized over various periods from five to twenty years. The allocations are preliminary, pending the outcome of certain pre-acquisition tax contingencies. Additional consideration of approximately $1,800,000 was earned for performance in 1999 and will be paid in March 2000. That amount is included in goodwill as of December 31, 1999 and, effective January 1, 2000, will be amortized accordingly.

Proforma operating results as if Compex SA had been acquired at the beginning of fiscal 1999 are as follows:

                        For the Three Months Ended    For the Six Months Ended
                            December 31, 1998            December 31, 1998
                        --------------------------    ------------------------
Net sales                      $14,644,000                  $27,489,000
Income before taxes              1,070,000                    1,924,000
Net Income                         634,500                    1,134,000
Earnings per share -
 Basic                         $       .06                  $       .11
 Diluted                               .06                          .11

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

Borrowings under the new facility are secured by substantially all assets of the Company other than those pledged as collateral on existing lease or mortgage obligations. The interest rate on the term loan was 8.36% at December 31, 1999 and the weighted average rate on borrowings under the revolving line of credit was 8.70%.

The Company was in compliance with all financial covenants in its credit agreement as of December 31, 1999 and for the period then ended.

4.   SEGMENT INFORMATION

Rehabilicare and its consolidated subsidiaries operate their business in one reportable segment, the manufacture and distribution of electromedical pain management and rehabilitation products. The Company's chief operating decision makers use consolidated results to make operating and strategic decisions. Net sales from the United States and foreign sources (primarily Europe) are as follows:



               For the Six Months Ended December 31
               ------------------------------------
                      1999               1998
                  -----------         -----------
U.S. sales        $21,023,638         $19,673,856
Foreign sales       7,630,718             292,691
                  -----------         -----------
 Total            $28,654,356         $19,966,547
                  ===========         ===========

  Net sales by product line were as follows:


                          For the Six Months Ended December 31
                          ------------------------------------
                                1999              1998
                            -----------        -----------
Rehabilitation products     $12,419,278        $ 5,236,253
Pain management               7,382,617          7,234,391
Accessories and supplies      8,852,461          7,495,903
                            -----------        -----------
                            $28,654,356        $19,966,547
                            ===========        ===========

No single customer represents over 10% of the Company's consolidated sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company designs, manufactures and distributes electromedical pain management and rehabilitation products used for clinical, home health care, sports medicine and occupational medicine applications. The Company operates in one business segment, distributing its products through sales to medical product dealers and distributors and, in the United States, through direct rental or sale to patients. The latter approach involves placing electrotherapy units with physicians, physical therapists and other health care providers who then refer those units to patients after determining an appropriate treatment regimen. Units are left on consignment with the health care providers for such referral. The Company then bills the patient or the patient's insurance carrier directly after being notified that a unit has been prescribed and provided to the patient. The Company takes responsibility for subsequent patient follow-up, including additional months rental; sale of the unit, if appropriate; and sale of additional supplies required for continued use of the electrotherapy units. This distribution approach requires the Company to maintain significant investments in inventories and receivables.


In the fiscal year ended June 30, 1998, the Company began implementation of a strategy to increase its business through consolidation with other companies in the pain management and rehabilitation markets. The strategy began with the merger with Staodyn, Inc. on March 17, 1998 in a transaction accounted for as a pooling-of-interests. On August 7, 1998, the Company acquired certain assets of the Homecare division of Henley Healthcare, Inc. and the operations of that business are included in the consolidated financial statements from that date forward. In January 1999, the Company established a majority-owned subsidiary, Rehabilicare (UK), Ltd., near London, England. Rehabilicare (UK) subsequently acquired substantially all of the assets of the Company's former distributor in the United Kingdom, effective February 1, 1999. Its operations are included from that date forward. Sales to the distributor prior to that date are included in net revenue. Finally, on July 19, 1999, the Company acquired all of the outstanding capital stock of Compex SA based in Lausanne, Switzerland. Its operations are included in the consolidated financial statements from the date of acquisition.

RESULTS OF OPERATIONS

The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:





                                                           Three Months Ended             Six Months Ended
                                                              December 31                    December 31
                                                         -----------------------       -----------------------
                                                           1999           1998           1999          1998
                                                         --------       --------       --------      ---------
Net sales and rental revenue                                100.0%         100.0%         100.0%         100.0%

Cost of sales and rentals                                   (27.8)         (29.6)         (30.4)         (28.4)

Gross profit                                                 72.2           70.4           69.6           71.6

Operating expenses -
  Selling, general and administrative                       (51.9)         (55.8)         (52.4)         (56.4)
  Research and development                                   (2.4)          (1.9)          (2.1)          (2.2)
  Non-recurring merger items                                   --             --             --           (0.4)
                                                         --------       --------       --------      ---------

     Total operating expenses                               (54.3)         (57.7)         (54.5)         (59.0)

  Income from operations                                     17.9           12.7           15.1           12.6

  Other income (expense), net                                (3.3)          (1.2)          (2.8)          (1.2)

  Gain on sale of building                                     --             --            3.8             --

  Income tax provision                                       (6.0)          (4.4)          (6.6)          (4.3)

  Net income                                                  8.6            7.1            9.5            7.1




Revenue was $14,778,000 for the second quarter of fiscal 2000, a 36% increase from $10,882,000 in the second quarter of fiscal 1999. Revenue for the six months ended December 31, 1999 increased 44% to $28,654,000 from $19,967,000 in the first six months of fiscal 1999. Compex accounted for $4,043,000 of revenue for the second quarter and $7,019,000 for the first six months of fiscal 2000. Other revenue for the second quarter of fiscal 2000 was essentially unchanged from the second quarter of fiscal 1999 as the growth in patient referrals slowed after several quarters of substantial growth reflecting the Company's acquisition and consolidation strategy. The primary reason for the increase in such revenue for the six months ended December 31, 1999 was the full integration of the former Staodyn and Rehabilicare sales organizations, a process which started immediately after approval of the merger on March 17, 1998.

International business other than Compex was not significant as a percent of total revenue in the second quarter and six month periods in both years.

  Gross profit was $10,671,000 or 72% of revenue in the second quarter of fiscal 2000 and $19,948,000 or 70% of revenue for the first six months compared with $7,665,000 or 70% of revenue and $14,304,000 or 72%, respectively, in the comparable periods of fiscal 1999. Cost of sales included a one-time charge of $645,000 in the first quarter of fiscal 2000 related to the step-up in basis of inventory recorded in connection with the Compex acquisition. Its inventory turns rapidly so the entire step-up flowed through the first quarter. Without that charge, gross margin would have been 72% of revenue for the six months. That rate is essentially unchanged from the rate for the fiscal year ended June 30, 1999 and is consistent with the Company's expectations.

  Selling, general and administrative expenses increased 26% to $7,677,000 in the second quarter of fiscal 2000 from $6,075,000 in fiscal 1999 but decreased as a percentage of revenue from 56% to 52%. For the six months ended December 31, 1999, those expenses increased 33% to $15,004,000 from $11,255,000 in fiscal 1999 but decreased as a percentage of revenue from 56% to 52%. Several factors contributed to those decreases. Fiscal 1999 included expenses of carrying the former Staodyn building in Longmont, Colorado which was sold in July 1999 and the costs of continuing operations in facilities formerly operated by Henley Healthcare which were closed during fiscal 1999. The decrease also reflects the elimination of virtually all administrative costs associated with the former operations of Staodyn and Henley Healthcare and various economies of scale resulting from the Company's acquisition activity.

  Research and development expense increased about 67% for the second quarter and 33% for the six months but remained at approximately 2% of revenue from year to year. The fiscal 2000 expenses include $98,000 and $185,000, respectively, incurred by Compex and, without that acquisition, those expenses would have decreased. The Company substantially completed development of a new family of TENS products during fiscal 1999 and believes that the current expenditure level will be adequate to fund current product enhancement and development programs.

  Interest expense increased from $116,000 to $346,000 as a result of the acquisitions of the Henley Healthcare business in August 1998 and Compex in July 1999, both of which were financed with debt.

  Operating results for fiscal 2000 include a gain on the sale of the former Staodyn building in Longmont, Colorado in the amount of $1,076,000. The Company exercised its option to purchase that building in the first quarter of fiscal 1999 and closed the purchase and immediate sale on July 7, 1999. Lease payments and operating costs associated with that building were expensed as incurred throughout fiscal 1999.

  The provision for income taxes was increased from 41% of income before taxes in the first quarter of fiscal 2000 to 42% for the six months ended December 31, 1999, compared with 38% and 41%, respectively, in the prior year. The Company now operates in various countries in Europe as well as the United States. Some countries have higher tax rates than the United States as well as different rules on the deductibility of certain expenses and the availability of certain credits for taxes paid to other jurisdictions. The Company believes that 42% is a reasonable estimate of the effective rate for fiscal 2000 based on most recent estimates expected sources of revenue and expenses for entire year.

  As a result of all the above changes, net income increased from $774,000 in the first quarter and $1,413,000 in the first six months of fiscal 1999 to $1,232,000 and $2,666,000, respectively, in fiscal 2000.
  Diluted earnings per share increased from $.07 and $.12 to $.13 and $.25. Before the one time gain related to the building sale and the one time charge related to the Compex inventory step-up are eliminated, net income for the six months was $2,462,000 or $.23 per share. Compex accounted for just over $.02 of that amount after deducting goodwill amortization and interest expense on acquisition debt from it's operating income.

  FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

  The Company generated cash of $1,426,000 in the first six months of fiscal 2000 after using cash of $835,000 during the first six months of fiscal 1999. The most significant cash transaction during the period was the acquisition of Compex for $10,748,000, all of which was financed by additional bank borrowings. As a part of that transaction, the Company consolidated its other bank debt into a new $20 million credit facility which provides for both term and revolving loans. Net additional proceeds from borrowings related to the acquisition and other operating expenses was $11,891,000. The purchase price for Compex will be increased by $1,800,000 based on certain operating results of Compex for the calendar year 1999. Such payments will be made in March 2000. An additional $200,000 could be paid in March 2001 based on certain operating results for calendar 2000. The credit facility was designed to cover those amounts in the event cash flow from operations is not sufficient to fund them.

  The only other significant investing activity during the period was the purchase of $983,000 of property and equipment in the normal course of operation.

  As previously mentioned, the Company also generated net cash of $465,000 from the sale of a building, net of payment of the capitalized lease obligations.

  Cash was used to fund an increase in receivables of $2,408,000 during the first six months of fiscal 2000. Compex receivables at the end of the quarter were $1,847,000 so without that acquisition, receivables would actually have increased by $561,000. Managing receivables represents one of the biggest business challenges to the Company. The process of determining what products will be reimbursed by third party payors and the amounts to be paid for those products is very complex and the reimbursement environment is constantly changing. That risk is spread across many payors throughout the United States. The determination of an appropriate reserve for uncollectible accounts at the end of each reporting period includes various factors including historical trends and relationships and experience with insurance companies or other third party payors. The Company believes that the reserve at December 31, 1999 is adequate to cover future losses on its receivables based primarily on collection history and trends. The provision for uncollectible accounts recorded in the income statement may fluctuate significantly from quarter to quarter as such trends change. The reserve was 18.6% of receivables at December 31, 1999 compared to 22.2% at June 30, 1999. That ratio will be favorably impacted in the future as a result of including receivables from Compex and Rehabilicare UK which are more traditional trade receivables and not dependent on third party payors.

  YEAR 2000 ISSUE

  The Company conducted an assessment of all its Year 2000 issues involving its technology systems over the last two years and successfully installed Year 2000 compliant versions of software from its two major vendors. In addition, the Company analyzed and modified all supporting software, bringing all software into compliance. Implementation was complete and Year 2000 compliant by December 31, 1999.

  The Company also completed its assessment of the Year 2000 issue surrounding its engineering and manufacturing product applications. The Company's electrotherapy products are each controlled with electro-mechanical and microprocessor hardware mechanisms which do not have any time-dating requirements that would be affected by Year 2000. In addition, these devices do not interface with other devices and therefore remain Year 2000 compliant.

  The Company also completed its study of its relationships with third parties whose failure to become Year 2000 compliant in a timely manner, if at all, could have an effect on the Company. The Company circulated questionnaires to all of its significant vendors and customers with respect to such companies' Year 2000 compliance programs and status. In addition, follow-up conversations were conducted with key customers and vendors. The Company has completed that process

  External and internal costs specifically associated with modifying internal use software for Year 2000 compliance were expensed as incurred. Those costs were not material. No significant, unexpected year 2000 issues were encountered and additionally we do not anticipate any material adverse impact on future operations as a result of Year 2000 issues.



  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable

                          PART II - OTHER INFORMATION


   ITEM 1. LEGAL PROCEEDINGS

           On February 7, 2000, the Company reported that it had been advised by a reporter for The Tampa Tribune that it was the subject of a whistleblower suit filed in Tampa, Florida. The Company still has not been served with the complaint but has obtained a copy of the suit from the United States District Court of the Middle District of Florida. The suit was initiated by Elizabeth Mies, a former employee of Rehabilicare, on December 31, 1998, and the United States Government intervened as a coplaintiff under the False Claims Act on November 8, 1999. It was under seal until January 21, 2000.

           The suit alleges that Rehabilicare, Staodyn, Inc. (a corporation acquired through a subsidiary of Rehabilicare in 1998), and Henley Healthcare, Inc. (from which Rehabilicare acquired certain assets of a division in 1998), improperly filed approximately 500,000 Medicare claims, that they were overpaid more than $120,000,000 on such claims and that the total statutory amount recoverable under the suit could be $15.4 billion. The suit is based primarily on an allegation that all three companies submitted claims to the government on the basis of certificates of medical necessity faxed from physicians, rather than on signed originals, but also alleges that the companies altered those certificates and overbilled for accessories contained in a "standard medicare kit."

           Rehabilicare continues to be confused by the number of reimbursement payments the complaint alleges were received, noting that Medicare reimbursement constitutes only a small portion of the Company's revenues.

           As previously reported, the Company had completed a limited audit of Medicare files during the summer of 1999 and determined that many of the files were incomplete or incorrectly completed. The audit found no evidence that the Company had submitted claims for which it did not provide product or services and no evidence of intentional wrongdoing. The Company, through its outside legal counsel, had attempted several times to contact the United States Attorney's office in Florida, as well as the Durable Medical Equipment Regional Carriers that administer the Medicare reimbursement program, to discuss whether return of any of the reimbursements for the incomplete files was required. There was no response to such requests.



   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - None


   ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


        The annual meeting of shareholders of Rehabilicare was held at 10:00 a.m. on Tuesday, December 14, 1999. Shareholders holding 9,505,207 shares, or approximately 90% of outstanding shares, were represented at the meeting by proxy or in person. Matters submitted at the meeting for vote by the shareholders were as follows:

        a.   Election of Directors

             The following nominees were elected to serve as members of the Board of Directors until the annual meeting of shareholders in 2000 or until such time as a successor may be elected:


                              IN FAVOR    WITHHELD
                              ---------   --------

        Frederick H. Ayers    9,427,625    77,582

        W. Bayne Gibson       9,425,807    79,400

        Richard E. Jahnke     9,438,578    66,629

        David B. Kaysen       9,435,115    70,092

        John H.P. Maley       9,439,193    66,014

        Robert C. Wingrove    9,439,095    66,112



        b.   To approve an amendment to the 1998 Stock
             Incentive Plan to increase the number of shares of the company's common stock available for issuance thereunder by 500,000 shares.



        IN FAVOR     AGAINST     ABSTAIN
        --------     -------     -------
        8,784,441    652,364      68,402


ITEM 5. OTHER INFORMATION - None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a)  Exhibits

             2.7 Financial Data Schedule

        (b)  Reports on Form 8-K

             None filed during the quarter ended December 31, 1999

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        REHABILICARE INC.


February 14, 2000                       /s/ David B. Kaysen
-----------------------------------     -----------------------------------
Date                                    David B. Kaysen
                                        President and Chief Executive Officer


February 14, 2000                       /s/ W. Glen Winchell
-----------------------------------     -----------------------------------
Date                                    W. Glen Winchell
                                        Vice President of Finance
                                        (Principal Financial and Accounting
                                        Officer)