Form 10-Q
period 2000-03-31
REHABILICARE INC
filed 2000-05-15
CIK 64578

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                 SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period Ended March 31, 2000

                                      OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                 SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from              to
                                               --------------  ----------------.

                           Commission File No. 0-9407
                                REHABILICARE INC.
             (Exact name of registrant as specified in its charter)

        MINNESOTA                                      41-0985318
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

The number of shares outstanding of each of the issuer's classes of common stock as of May 10, 2000 was:

COMMON STOCK, $.10 PAR VALUE                                   10,569,630 SHARES

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS


     The following Quarterly Report on Form 10-Q contains various "forward looking statements" within the meaning of Federal securities laws. These forward looking statements represent management's expectations or beliefs concerning future events, including statements regarding anticipated product introductions; changes in markets, customers and product pricing; expenditures for research and development; growth in revenue; and taxation levels. When used in this Form 10-Q, the words "anticipate," "believe," "expect," "estimate" and similar expressions are generally intended to identify forward-looking statements. These and other forward looking statements made by the Company must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including, but not limited to, the following:

     - The Company's products are subject to reimbursement by private and public healthcare reimbursement agencies that impose limits on reimbursement and strict rules on applications for reimbursement. The Company is the subject of a whistleblower suit initiated by a former employee alleging improper filing of approximately 500,000 Medicare claims, resulting in overpayments of more than $120,000,000. The Company has not yet been formally served with the complaint and has therefore submitted no response. Resolution of that matter as well as changes in the rates, eligibility or requirements for reimbursement, or failure to comply with reimbursement requirements, could significantly impact earnings and financial condition.

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

                         PART I - FINANCIAL INFORMATION


     ITEM 1.         FINANCIAL STATEMENTS

                     Included herein is the following unaudited condensed financial information:

                         Consolidated Balance Sheets as of March 31, 2000 and June 30, 1999

                         Consolidated Statements of Operations for the three months and nine months ended March 31, 2000 and 1999

                         Consolidated Statements of Cash Flows for the nine months ended March 31, 2000 and 1999

                         Notes to Consolidated Financial Statements

                       REHABILICARE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           MARCH 31,       JUNE 30,
                                                                             2000           1999
                                                                        -------------   --------------
                                          ASSETS
                                          ------
CURRENT ASSETS:
   Cash and cash equivalents                                            $  2,432,991    $    561,207
   Receivables, less reserve for uncollectible accounts of $5,026,783
      and $4,913,635                                                      19,210,079      17,233,469
   Inventories
     Raw materials                                                         1,453,427       1,825,487
     Work in process                                                         338,138         377,771
     Finished goods                                                        6,542,763       6,709,525
   Deferred tax assets                                                     2,587,686       2,587,686
   Prepaid expenses                                                        1,306,945         584,330
                                                                        ------------    ------------
         Total current assets                                             33,872,029      29,879,475

PROPERTY, PLANT AND EQUIPMENT:                                            11,460,127      11,548,678
   Less accumulated depreciation                                          (6,186,248)     (6,930,564)
                                                                        ------------    ------------
         Net property, plant and equipment                                 5,273,879       4,618,114

Intangible assets, net                                                    12,335,808       1,150,009
Deferred tax assets                                                          224,952          40,121
Other assets                                                                  47,672          11,995
                                                                        ------------    ------------
                                                                        $ 51,754,340    $ 35,699,714
                                                                        ============    ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

CURRENT LIABILITIES:
   Note payable                                                         $  3,000,000    $  2,400,000
   Current maturities of long-term debt                                    1,982,914       1,241,037
   Accounts payable                                                        1,957,403       2,038,732
   Accrued liabilities
     Payroll                                                                 344,372         575,426
     Commissions                                                             289,021         491,990
     Other                                                                 2,053,033       1,560,297
   Minority interest                                                          10,733          24,681
                                                                        ------------    ------------
         Total current liabilities                                         9,637,476       8,332,163

LONG-TERM LIABILITIES:
   Long-term debt                                                         14,319,536       4,066,914
   Deferred tax liabilities                                                1,389,011         247,328
                                                                        ------------    ------------
         Total liabilities                                                25,346,023      12,646,405

STOCKHOLDERS' EQUITY:
   Common stock, $.10 par value:  25,000,000 shares authorized;            1,056,963       1,049,491
     issued and outstanding 10,569,630 and 10,494,908 shares
   Preferred stock, no par value; 5,000,000 shares authorized; none
     issued and outstanding                                                      ---             ---
   Additional paid-in capital                                             20,875,527      20,740,650
   Less note receivable from officer/stockholder                            (210,417)       (237,500)
   Accumulated other non-owner changes in equity                            (151,601)         (1,637)
   Retained earnings                                                       4,837,845       1,502,305
                                                                        ------------    ------------
         Total stockholders' equity                                       26,408,317      23,053,309
                                                                        ------------    ------------
                                                                        $ 51,754,340    $ 35,699,714
                                                                        ============    ============


                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                             MARCH 31                                      MARCH 31
                                              --------------------------------------       ---------------------------------------
                                                    2000                 1999                    2000                 1999
                                              -----------------    -----------------       -----------------    ------------------

  Net sales and rental revenue                    $13,949,721          $10,919,706             $42,604,077          $ 30,886,253

  Cost of sales and rentals                         4,141,278            3,107,808              12,847,569             8,770,646
                                              -----------------    -----------------       -----------------    ------------------
       Gross profit                                 9,808,443            7,811,898              29,756,508            22,115,607

  Operating expenses:
     Selling, general and administrative            7,888,129            6,262,041              22,887,512            17,517,381
     Research and development                         340,244              268,158                 947,123               713,461
     Acquisition expense                                  ---                  ---                     ---                79,107
                                              -----------------    -----------------       -----------------    ------------------
       Total operating expenses                     8,228,373            6,530,199              23,834,635            18,309,949
                                              -----------------    -----------------       -----------------    ------------------

       Income from operations                       1,580,070            1,281,699               5,921,873             3,805,658

  Other income (expense):
     Interest expense                                (410,628)            (148,945)            (1,165,330)             (405,109)
     Gain on sale of building                             ---                  ---               1,075,680                  ---
     Minority interest                                 (3,850)             (24,107)                13,948               (24,107)
     Other                                            (10,176)              (1,913)               (97,631)                8,478
                                              -----------------    -----------------       -----------------    ------------------
       Income before income taxes                   1,155,416            1,106,734              5,748,540             3,384,920
                                              -----------------    -----------------       -----------------    ------------------
  Provision for income taxes                          486,000              420,000              2,413,000             1,285,000
                                              -----------------    -----------------       -----------------    ------------------
       Net income                                   $ 669,416            $ 686,734            $ 3,335,540           $ 2,099,920
                                              =================    =================       =================    ==================
  Net income per common and
  common equivalent share

       Basic                                         $   0.06            $    0.07              $    0.31             $    0.20
                                              =================    =================       =================    ==================
       Diluted                                       $   0.06            $    0.07              $    0.31             $    0.20
                                              =================    =================       =================    ==================

  Weighted average number of shares
  outstanding
        Basic
                                                   10,569,275           10,472,019             10,548,712            10,462,325
                                              =================    =================       =================    ==================
        Diluted
                                                   10,612,967           10,532,783             10,635,278            10,501,956
                                              =================    =================       =================    ==================


                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               NINE MONTHS ENDED
                                                                                                   MARCH 31
                                                                                ----------------------------------------------------

                                                                                             2000                    1999
                                                                                ------------------------  -------------------------
     OPERATING ACTIVITIES:

       Net income                                                                      $    3,335,540           $  2,099,920
           Adjustments to reconcile net income to net cash
            provided by (used in) operating activities
              Gain on sale of building                                                     (1,075,680)                   ---
              Depreciation and amortization                                                 1,568,382                611,111
              Change in long-term portion of deferred taxes                                    85,655                    ---
              Minority interest                                                               (13,948)                   ---
              Change in current assets and liabilities, excluding effects of business combinations
                 Receivables                                                                  200,314             (2,404,871)
                 Inventories                                                                2,115,807               (855,906)
                 Prepaid expenses                                                            (615,683)              (423,367)
                 Accounts payable                                                          (1,757,582)               112,422
                 Accrued liabilities                                                       (1,061,835)               (52,871)
                                                                                       ---------------          -------------
                   Net cash provided by (used in) operating activities                      2,780,970               (913,562)

     INVESTING ACTIVITIES:
       Purchases of property and equipment                                                 (1,314,374)              (268,201)
       Cash paid in asset acquisition, net of cash received                               (12,598,117)            (3,650,000)
       Proceeds from sale of building                                                       1,726,930                    ---
                                                                                       ---------------          -------------
                    Net cash used in investing activities                                 (12,185,561)            (3,918,201)

     FINANCING ACTIVITIES:
       Proceeds from new financing                                                         15,339,365              2,500,000
       Principal payments on long-term obligations                                         (3,403,203)              (845,173)
       Proceeds from line of credit, net                                                      500,000              2,500,000
       Payment of capital lease obligation                                                 (1,261,733)                   ---
       Proceeds from exercise of stock options                                                 39,059                  3,895
       Proceeds from employee stock purchase plan                                             103,290                 53,194
                                                                                       ---------------          -------------
                    Net cash provided by financing activities                              11,416,778              4,211,886

       Effect of exchange rates on cash and cash equivalents                                 (140,403)                   ---
                                                                                       ---------------          -------------
                    Net increase (decrease) in cash and cash equivalents                    1,871,784               (619,877)

     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         561,207                919,765
                                                                                       ---------------          -------------


     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $    2,432,991           $    299,888
                                                                                       ===============          =============
     SUPPLEMENTAL CASH FLOW INFORMATION

                 Interest paid                                                         $    1,118,156           $    293,915
                                                                                       ===============          =============
                 Income taxes paid                                                     $    1,842,984           $  1,022,859
                                                                                       ===============          =============



                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE NINE MONTH PERIOD ENDED MARCH 31, 2000


         The Company used a term loan and a credit line to finance certain business combinations accounted for under the purchase method during the first nine months of fiscal 2000 and 1999. The fair value of the assets and liabilities of acquired companies at the dates of the acquisitions are presented as follows:


                                                                             For the Nine Months Ended
                                                                                     March 31
                                                                   ---------------------------------------------

                                                                           2000                  1999
                                                                   --------------------     --------------------

                     Accounts receivable                                $ 2,176,925            $ 1,710,651
                     Inventories                                          1,537,352              1,179,280
                     Prepaid expenses                                       514,493                    ---
                     Property and equipment                                 828,728                623,814
                     Intangible assets                                   11,571,716              1,000,000
                     Other long-term assets                                 203,224                    ---
                     Accounts payable                                    (1,666,687)              (606,971)
                     Accrued liabilities                                 (1,707,466)               (17,633)
                     Long-term liabilities                                 (860,168)              (239,141)
                                                                   --------------------     --------------------
                           Net assets acquired                         $ 12,598,117           $  3,650,000
                                                                   ====================     ====================


                                REHABILICARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

1.  ACCOUNTING POLICIES

The amounts set forth in the preceding financial statements are unaudited as of and for the periods ended March 31, 2000 and 1999 but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the periods presented. Such results are not necessarily indicative of results for the full year. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 1999 included in the Company's Annual Report on Form 10-KSB.

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

2.  BUSINESS COMBINATIONS

On July 19, 1999, the Company acquired all of the outstanding capital stock of Compex SA, a Swiss-based medical products company, for cash of $10,747,967. The acquisition was financed principally with debt and provides for additional contingent consideration of up to $2,000,000 based on performance for the calendar years 1999 and 2000. The initial purchase consideration exceeded the net fair value of tangible assets by $9,721,566, of which $1,400,000 represented the value of Compex's technology, $1,400,000 represented the value of its workforce and the remaining $6,921,566 of which was assigned to goodwill. The value of these intangible assets will be amortized over various periods from five to twenty years. The allocations are preliminary, pending the outcome of certain pre-acquisition tax contingencies. Additional consideration of approximately $1,800,000 was earned for performance in calendar year 1999 and was paid in March 2000. That amount was included in goodwill as of December 31, 1999 and, effective January 1, 2000, was amortized accordingly.

Proforma operating results as if Compex SA had been acquired at the beginning of fiscal 1999 are as follows:


                                                 For the Three Months Ended                  For the Nine Months Ended
                                                       March 31, 1999                              March 31, 1999
                                           ---------------------------------------     ---------------------------------------

        Net sales                                     $  13,628,000                              $   37,702,000
        Income before taxes                                 808,000                                   2,490,000
        Net Income                                          471,000                                   1,454,000
        Earnings per share -
            Basic                                     $         .04                               $         .14
            Diluted                                             .04                                         .14

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

Borrowings under the new facility are secured by substantially all assets of the Company other than those pledged as collateral on existing lease or mortgage obligations. The interest rate on the term loan was 8.76% at March 31, 2000 and the weighted average rate on borrowings under the revolving line of credit was 8.88%.

The Company was in compliance with all financial covenants in its credit agreement as of March 31, 2000 and for the period then ended.

4.  SEGMENT INFORMATION

Rehabilicare and its consolidated subsidiaries operate their business in one reportable segment, the manufacture and distribution of electromedical pain management and rehabilitation products. The Company's chief operating decision makers use consolidated results to make operating and strategic decisions. Net revenue from United States and foreign sources (primarily Europe) was as follows:


                                                                     For the Nine Months Ended March 31
                                                   --------------------------------------------------------------------

                                                               2000                               1999
                                                   ------------------------------   -----------------------------------

           U.S. revenues                                   $     31,010,778                      $ 30,257,423
           Foreign revenues                                      11,593,299                           628,830
                                                           ----------------                      ------------
               Total                                       $     42,604,077                      $ 30,886,253
                                                           ================                      ============

     Net revenue by product line was as follows:

                                                                     For the Nine Months Ended March 31
                                                   --------------------------------------------------------------------

                                                                2000                               1999
                                                   ------------------------------    ----------------------------------

           Rehabilitation products                          $    18,515,274                      $   8,070,198
           Pain management                                       10,930,577                         10,922,217
           Accessories and supplies                              13,158,226                         11,893,838
                                                            ---------------                     --------------
                                                            $    42,604,077                      $  30,886,253
                                                            ===============                     ==============



     No single customer represents over 10% of the Company's consolidated revenues.

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

RESULTS OF OPERATIONS

The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:


                                             Three Months Ended      Nine Months Ended
                                                  March 31                March 31
                                             ------------------      ------------------

                                              2000        1999        2000        1999
                                             ------      ------      ------      ------

  Net sales and rental revenue               100.0%      100.0%      100.0%      100.0%

  Cost of sales and rentals                  (29.7)      (28.5)      (30.2)      (28.4)

  Gross profit                                70.3        71.5        69.8        71.6

  Operating expenses -
     Selling, general and administrative     (56.6)      (57.3)      (53.7)      (56.7)
     Research and development                 (2.4)       (2.5)       (2.2)       (2.3)
     Non-recurring merger items                 --          --          --        (0.3)
                                             -----       -----       -----       -----
        Total operating expenses             (59.0)      (59.8)      (55.9)      (59.3)

  Income from operations                      11.3        11.7        13.9        12.3

  Other income (expense), net                 (3.0)       (1.6)       (2.9)       (1.4)

  Gain on sale of building                      --          --         2.5          --

  Income tax provision                        (3.5)       (3.8)       (5.7)       (4.1)

  Net income                                   4.8         6.3         7.8         6.8


Revenue was $13,950,000 for the third quarter of fiscal 2000, a 28% increase from $10,920,000 in the third quarter of fiscal 1999. Revenue for the nine months ended March 31, 2000 increased 38% to $42,604,000 from $30,886,000 in the nine months ended March 31, 1999. The increases were primarily attributable to the acquisition of Compex, which accounted for $3,624,000 of revenue for the third quarter and $10,643,000 for the nine months ended March 31, 2000. U.S. revenue declined 5% during the third quarter compared with the prior year as a result of a reduction in the number of patient referrals and the average revenue generated by each referral. The Company believes these declines are directly attributable to the whistleblower suit which was disclosed in early February 2000. That suit has adversely impacted morale and productivity in the field sales and patient support operations. The Company further believes that the situation has stabilized during subsequent months. The primary reason for the increase in U.S. revenue for the nine months ended March 31, 2000 was the full integration of the former Staodyn and Rehabilicare sales organizations, a process which started immediately after approval of the merger on March 17, 1998.

International business other than Compex was not significant as a percent of total revenue in the third quarter and nine month periods in both years.

Gross profit was $9,808,000 or 70% of revenue in the third quarter of fiscal 2000 and $29,757,000 or 70% of revenue for the nine months ended March 31, 2000 compared with $7,812,000 or 72% of revenue and $22,116,000 or 72%, respectively, in the comparable periods of fiscal 1999. Cost of sales included a one-time charge of $645,000 in the first quarter of fiscal 2000 related to the step-up in basis of inventory recorded in connection with the Compex acquisition. Its inventory turns rapidly so the entire step-up flowed through the first quarter. Without that charge, gross margin would have been 71% of revenue for the nine months. The slight reductions are due primarily to the revenue declines previously discussed and minor changes in the mix of product sales and rentals.

Selling, general and administrative expenses increased 26% to $7,888,000 in the third quarter of fiscal 2000 from $6,262,000 in fiscal 1999 but remained the same as a percentage of revenue at approximately 57%. For the nine months ended March 31, 2000, those expenses increased 31% to $22,888,000 from $17,517,000 in fiscal 1999 but decreased as a percentage of revenue from 56% to 54%. Several factors contributed to those decreases. Fiscal 1999 included expenses of carrying the former Staodyn building in Longmont, Colorado which was sold in July 1999 and the costs of continuing operations in facilities formerly operated by Henley Healthcare which were closed during fiscal 1999. Decreases were also realized with the elimination of virtually all administrative costs associated with the former operations of Staodyn and Henley Healthcare and various economies of scale resulting from the Company's acquisition activity. The impact of those factors was offset in the third quarter by incremental marketing and selling expenses incurred by Compex in connection with its aggressive growth plan.

Research and development expense increased about 27% for the third quarter and 33% for the nine months ended March 31, 2000 but remained at approximately 2% of revenue from year to year. The fiscal 2000 year to date expenses include approximately $465,000 incurred by Compex. The Company substantially completed development of a new family of TENS products during fiscal 1999 and believes that the current expenditure level will be adequate to fund current product enhancement and development programs.

Interest expense increased from $405,000 to $1,165,000 for the nine month period ended March 31, 2000 as a result of the acquisition of Compex in July 1999, and higher interest rates.

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

The provision for income taxes increased from 38% of income before taxes in the third quarter and nine months ended March 31, 1999, to 42% in the comparable periods of fiscal 2000. The Company now operates in various countries in Europe as well as the United States. Some countries have higher tax rates than the United States as well as different rules on the deductibility of certain expenses and the availability of certain credits for taxes paid to other jurisdictions. The Company believes that 42% is a reasonable estimate of the effective rate for fiscal 2000 based on most recent estimates of the expected sources of revenue and expenses for entire year.

As a result of all the above changes, net income increased from $2,100,000 in the nine month period ended March 31, 1999 of fiscal 1999 to $3,336,000 for the nine month period ended March 31, 2000 in fiscal 2000. Diluted earnings per share increased from $.20 to $.31. Before the one time gain related to the building sale and the one time charge related to the Compex inventory step-up are eliminated, net income for the nine months was $3,085,000 or $.29 per share. Compex accounted for just over $.02 of that amount after deducting goodwill amortization and interest expense on acquisition debt from it's operating income.

FINANCIAL CONDITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company generated cash of $1,872,000 in the nine months ended March 31, 2000. The most significant cash transaction during the period was the acquisition of Compex for $10,748,000, all of which was financed by additional bank borrowings. As a part of that transaction, the Company consolidated its other bank debt into a new $20 million credit facility which provides for both term and revolving loans. Net additional proceeds from borrowings related to the acquisition and other operating expenses was $11,891,000. The purchase price for Compex was increased by $1,777,000 based on certain operating results of Compex for the calendar year 1999. This payment was made in March 2000. An additional $233,000 could be paid in March 2001 based on certain operating results for calendar 2000. The credit facility was designed to cover those amounts in the event cash flow from operations is not sufficient to fund them.

The only other significant investing activity during the period was the purchase of $1,314,000 of property and equipment in the normal course of operation.

As previously mentioned, the Company also generated cash of $465,000 from the sale of a building, net of payment of the capitalized lease obligations.

Cash was used to fund an increase in receivables of $2,277,000 during the nine months ended March 31, 2000. Compex receivables at the end of the quarter were $2,135,000 so without that acquisition, receivables would actually have increased by $142,000. Managing receivables represents one of the biggest business challenges to the Company. The process of determining what products will be reimbursed by third party payors and the amounts to be paid for those products is very complex and the reimbursement environment is constantly changing. That risk is spread across many payors throughout the United States. The determination of an appropriate reserve for uncollectible accounts at the end of each reporting period includes various factors including historical trends and relationships and experience with insurance companies or other third party payors. The Company believes that the reserve at March 31, 2000 is adequate to cover future losses on its receivables based primarily on collection history and trends. The provision for uncollectible accounts recorded in the income statement may fluctuate significantly from quarter to quarter as such trends change. The reserve was 20.7% of receivables at March 31, 2000 compared to 22.2% at June 30, 1999. That ratio will be favorably impacted in the future as a result of including receivables from Compex and Rehabilicare UK which are more traditional trade receivables and not dependent on third party payors.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On February 7, 2000, the Company reported that it had been advised by a reporter for The Tampa Tribune that it was the subject of a whistleblower suit filed in Tampa, Florida. The Company has not been formally served with the complaint but has obtained a copy of the suit from the United States District Court of the Middle District of Florida. The suit was initiated by Elizabeth Mies, a former employee of Rehabilicare, on December 31, 1998, and the United States Government intervened as a coplaintiff under the False Claims Act on November 8, 1999. It was under seal (was not available for review) until January 21, 2000.

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

         Rehabilicare does not agree with the number of reimbursement payments the complaint alleges were received, noting that Medicare reimbursement constitutes only a small portion of the Company's revenues.

         As previously reported, the Company had completed a limited audit of Medicare files during the summer of 1999 and determined that many of the files were incomplete or incorrectly completed. The audit found no evidence that the Company had submitted claims for which it did not provide products or services and no evidence of intentional wrongdoing. Prior to the time it became aware of the whistleblower suit, the Company, through its outside legal counsel, had attempted to contact the United States Attorney's office in Florida, as well as the Durable Medical Equipment Regional Carriers that administer the Medicare reimbursement program, to discuss whether return of any of the reimbursements for the incomplete files was required. There was no response to such requests. The Company's legal counsel have subsequently established contact with attorneys for the plaintiffs and are attempting to clarify the allegations and work toward a timely resolution of this matter.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS - None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None


ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             2.7 Financial Data Schedule

         (b) Reports on Form 8-K

             A Form 8-K, dated March 16, 2000, was filed during the quarter ended March 31, 2000, to report the resignation of PricewaterhouseCoopers LLP as the Company's independent auditors.

             A Form 8-K, dated April 24, 2000, was filed after the quarter ended March 31, 2000, to report the engagement of Ernst & Young LLP as the Company's new independent auditors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    REHABILICARE INC.



May 15, 2000                        /s/ David B. Kaysen
---------------------------         --------------------------------------------
Date                                David B. Kaysen
                                    President and Chief Executive Officer



May 15, 2000                        /s/ W. Glen Winchell
---------------------------         --------------------------------------------
Date                                W. Glen Winchell
                                    Vice President of Finance
                                    (Principal Financial and Accounting Officer)