Form 10-Q/A
period 2000-03-31
REHABILICARE INC
filed 2000-06-01
CIK 64578

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A



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
                                              =================    =================       =================    ==================


                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                               NINE MONTHS ENDED
                                                                                                   MARCH 31
                                                                                ----------------------------------------------------

                                                                                             2000                    1999
                                                                                ------------------------  -------------------------
     OPERATING ACTIVITIES:

       Net income                                                                      $    3,335,540           $  2,099,920
           Adjustments to reconcile net income to net cash
            provided by (used in) operating activities
              Gain on sale of building                                                     (1,075,680)                   ---
              Depreciation and amortization                                                 1,568,382                611,111
              Change in long-term portion of deferred taxes                                    85,655                    ---
              Minority interest                                                               (13,948)                   ---
              Change in current assets and liabilities, excluding effects of business combinations
                 Receivables                                                                  200,314             (2,404,871)
                 Inventories                                                                2,115,807               (855,906)
                 Prepaid expenses                                                            (615,683)              (423,367)
                 Accounts payable                                                          (1,757,582)               112,422
                 Accrued liabilities                                                       (1,061,835)               (52,871)
                                                                                       ---------------          -------------
                   Net cash provided by (used in) operating activities                      2,780,970               (913,562)

     INVESTING ACTIVITIES:
       Purchases of property and equipment                                                 (1,314,374)              (268,201)
       Cash paid in asset acquisition, net of cash received                               (12,598,117)            (3,650,000)
       Proceeds from sale of building                                                       1,726,930                    ---
                                                                                       ---------------          -------------
                    Net cash used in investing activities                                 (12,185,561)            (3,918,201)

     FINANCING ACTIVITIES:
       Proceeds from new financing                                                         15,339,365              2,500,000
       Principal payments on long-term obligations                                         (3,403,203)              (845,173)
       Proceeds from line of credit, net                                                      600,000              2,500,000
       Payment of capital lease obligation                                                 (1,261,733)                   ---
       Proceeds from exercise of stock options                                                 39,059                  3,895
       Proceeds from employee stock purchase plan                                             103,290                 53,194
                                                                                       ---------------          -------------
                    Net cash provided by financing activities                              11,416,778              4,211,886

       Effect of exchange rates on cash and cash equivalents                                 (140,403)                   ---
                                                                                       ---------------          -------------
                    Net increase (decrease) in cash and cash equivalents                    1,871,784               (619,877)

     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         561,207                919,765
                                                                                       ---------------          -------------


     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $    2,432,991           $    299,888
                                                                                       ===============          =============
     SUPPLEMENTAL CASH FLOW INFORMATION

                 Interest paid                                                         $    1,118,156           $    293,915
                                                                                       ===============          =============
                 Income taxes paid                                                     $    1,842,984           $  1,022,859
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