Form 10-K405
period 2000-06-30
REHABILICARE INC
filed 2000-09-28
CIK 64578

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2000

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


       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, $.10 PAR VALUE PER SHARE

Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                    ---     ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of Registrant as of September 20, 2000 was approximately $30,444,054 (based upon the last sale price of such stock on such date as reported by the NASDAQ National Market System).

The number of shares outstanding of each of the Company's classes of common stock, as of September 20, 2000, was: Common Stock, $.10 par value, 10,584,487 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain specified portions of the Company's definitive proxy statement for the annual meeting of shareholders to be held December 12, 2000 are incorporated by reference in response to Part III.

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS


         The following Annual Report on Form 10-K contains various "forward looking statements" within the meaning of federal securities laws. These forward looking statements represent management's expectations or beliefs concerning future events, including statements regarding anticipated product introductions; changes in markets, customers and customer order rates; expenditures in research and development; growth in revenue; taxation levels; the effects of pricing; and the ability to continue to price foreign transactions in United States currency. When used in this 10-K, the words "anticipate," "believe," "expect," "estimate" and similar expressions are generally intended to identify forward-looking statements. These and other forward looking statements made by the Company must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including, but not limited to, the following:

- The Company acquired two businesses during the year ended June 30, 1999 and a third in July 1999. Although integration of those businesses has been substantially completed without significant problems, complete integration may not be concluded as smoothly as anticipated and the Company may discover issues with respect to acquired businesses of which it was unaware.

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

- The Company's U.S. products are subject to reimbursement by private and public healthcare reimbursement agencies that impose limits on reimbursement and strict rules on applications for reimbursement. Changes in the rates, eligibility or requirements for reimbursement, or failure to comply with reimbursement requirements, could cause a reduction in earnings or fines or both.

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

- The Company formed a U.K. subsidiary in fiscal 1999 and acquired a Swiss company in the first quarter of fiscal 2000. These European operations may be more difficult to supervise, and may be subject to different economic influences than our United States operations, and may subject us to significant exposure from currency fluctuations.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BACKGROUND

         Rehabilicare Inc. (the "Company") was incorporated as Medical Devices, Inc., a Minnesota corporation, in 1972. The Company's name was changed to Rehabilicare Inc. in 1994. Through its U.S. operations, the Company manufactures, sells and rents rehabilitation and electromedical pain management products and services used in clinical, home healthcare, and occupational medicine applications. Through its Swiss subsidiary, Compex S.A., the Company provides similar clinical products, but also manufactures and sells products designed for athletic training in most European countries.

         Through the late 1980s, most of the Company's activities related to the sale of Transcutaneous Nerve Stimulation (TENS) and related devices through dealers. During the late 1980s, amounts reimbursed for TENS rentals or purchases were reduced by a number of insurance carriers, and margins for manufacturers began to erode. As a result, the Company began in 1991 to distribute its products directly to patients through direct sales representatives and various healthcare providers, and to bill the patients and their insurance carriers directly. In such direct rentals and sales, the Company makes consignment inventory available at treating clinics and other dispensing locations. When a treating clinician determines that a specific device is beneficial to a patient, a physician's prescription is obtained, and the patient is trained in the use of the device. The product is then taken home by the patient for in-home therapy. In addition to the change in distribution techniques, the Company expanded during the late 1980s and early 1990s the types of electromedical devices it offered to include interferential stimulation, pulsed galvanic (direct current), and microcurrent.

         Since 1998, the Company has expanded the scope of its operations through acquisition. On March 17, 1998, the Company merged with Staodyn, Inc., a corporation headquartered in Longmont, Colorado that was in the same business but had more than twice the annual sales of the Company. In this transaction, accounted for as a pooling-of-interests, the Company issued shares of its common stock valued at about $16.5 million. On August 7, 1998, the Company acquired the Homecare division of Henley Healthcare, Inc., another electromedical stimulation products division, for cash of $3.65 million.

         On July 16, 1999, the Company acquired substantially all the assets of Compex SA, a Swiss-based medical products and athletic training products company for cash of approximately $11.0 million. The acquisition was financed principally with debt and provides for additional contingent consideration of up to $2 million based on the performance of Compex through June 30, 2001.

         The Company's operations during the year ended June 30, 2000 were favorably impacted by these acquisitions, but adversely affected by publicity surrounding, and a one-time charge related to, a Qui Tam suit brought by a former employee under the False Claims Act, and in which the United States Government intervened. Although publicity surrounding the suit caused significant distraction of personnel, the Company has now reached verbal agreement to settle the suit for $1,588,510.


PRODUCTS

         The Company offers a number of electrotherapy devices for rehabilitation, products for chronic and acute pain management and through its Swiss subsidiary, products for athletic training. These products consist of small, portable, battery-powered electrical pulse generators, which are connected by wires to electrodes placed on the skin. Rehabilitation products accounted for approximately 43 percent, 26 percent and 24 percent of revenue for fiscal 2000, 1999 and 1998, respectively. Pain management products accounted for approximately 24 percent, 34 percent and 37 percent of revenue for fiscal 2000, 1999 and 1998, respectively. The balance of the Company's revenue resulted from the sale of accessories and supplies used with treatment modalities.

Rehabilitation Products

         The Company offers a variety of electrotherapy products for the rehabilitation market, including neuromuscular stimulators, pulsed direct current devices, and interferential stimulators.

         Neuromuscular Electrical Stimulation (NMES) Devices. NMES devices are designed to facilitate faster recovery of normal function in diseased or injured muscles and other soft tissues. NMES has proven effective in producing controlled muscle contractions which assist in increasing or maintaining the strength and mobility of a limb and preventing deterioration of muscle tissue. Common uses of NMES therapy include muscle re-education associated with knee injuries; relaxation of muscle spasms in the neck and back, reduction of swelling; reduction of spasticity in children; and increase in range of motion. The Company's NMES products include the NM III(TM), which features 16 preset programs covering the most common applications, and the EMS+2(TM), which includes a unique pulsed direct current waveform. Both devices are ideal for clinical or home use.

         Pulsed Direct Current Devices (PDC). PDC devices utilize pulsed direct current to reduce pain and swelling, influence local blood circulation and increase range of motion. PDC is typically used post-operatively and for traumatic injuries. The Company's products include the GV II(TM), a high voltage device used primarily for sprains and strains. The SPORTX(R) features both a PDC and TENS channel, and is used extensively in sports medicine, particularly by orthopedic surgeons, professional, college, and other organized athletic teams.

         Interferential Stimulation Devices. Interferential is another form of electrical stimulation commonly used in physical therapy. The Company's IF II(TM) interferential stimulator delivers a continuous, high energy output that provides deep tissue penetration directly into the affected area. The IF II is used to reduce pain associated with back problems, joint injuries, overuse injuires as well as many podiatric applications.

         CTDX(TM) Electrostimulation System The CTD(X) system was designed specifically to treat repetitive stress injuries (RSIs) of the wrist and elbow, including carpal tunnel syndrome. These cumulative trauma disorders represent a multibillion-dollar annual workers' compensation cost to U.S. industry. The CTDX system includes the SmartBrace(TM) (wrist) or SmartWrap(TM) (elbow), application-specific electrodes and a CTD(X) stimulation device. It provides a non-narcotic, noninvasive and conservative treatment for wrist pain. The system can be effectively used at the work site or in a clinic specializing in occupational and industrial medicine.

         Ortho D(X)(TM) Electrotherapy System. Introduced in 1998, the Ortho D(X) Electrotherapy System is designed for post-surgical knee rehabilitation and is comprised of a unique proprietary new electromedical stimulator and electrode configuration. It combines both the PDC and NMS waveforms into one stimulator, allowing physicians and therapists to increase local blood circulation to address post-surgical swelling of the knee while simultaneously re-educating and strengthening key muscle groups in the leg. This innovative system reduces the post-surgical treatment time and therefore reduces costs while speeding the recovery time for the patient. The Ortho D(X) is designed for ease of application and use in hospital settings, in clinics or at home.

Pain Management Products

         Transcutaneous Electrical Nerve Stimulation Devices(TENS). TENS devices have been used as a non-narcotic alternative to drug therapy for the relief of chronic and acute pain for over 25 years. These devices are most frequently used to treat persistent conditions such as neck and low back pain. TENS has also been used in treating pain resulting from a variety of other conditions including postoperative pain, tendonitis, phantom limb pain, and childbirth. TENS devices generally reduce pain during treatment, and can continue for an extended period of time after use.

         There are two theories that explain how TENS alleviates pain. The "gate control theory" states that the electrical impulses from TENS devices block or interrupt the neurological transmission of pain signals from the site of the trauma to the brain. A second theory suggests that the electrical impulses stimulate the production of enkephalins or endorphins, the body's natural pain suppressing agents. Under either theory, TENS relieves pain without the undesirable side effects and physiological problems of prolonged drug use, including addiction, stupor, depression, disorientation, nausea, and ulcers.

         The Company's current TENS line consists of five different products. The Company's SMP-plus(TM) digital TENS is a state-of-the-art, digital device that offers a unique modulation stimulation cycle which helps normalize a disruption in the sympathetic nervous system. The SX-plus(TM) is also a digital device(TM) and is a full-featured TENS stimulator with a high degree of programming flexibility. The Nuwave(R) is an easy-to-use TENS device designed for low back pain. A clinical trial conducted by the Pain Treatment Center of the University of Tennessee in 1990, concluded that the Nuwave often proved beneficial in patients with post-laminectomy or peripheral neuralgic pain, even if they had not responded to other TENS therapy. The Maxima(R)II is similar to the SX-plus in its programming flexibility. The Maxima(R)III is the largest selling TENS in the Rehabilicare line of TENS devices. It offers a unique stimulation modulation that follows the "strength duration curve", a key element in controlling many types of pain.

         In addition to its reusable TENS devices, the Company has developed and markets FasTENS(TM), a disposable acute pain management device for treatment of postoperative pain. There are more than 500,000 orthopedic surgical procedures performed each year, virtually all of which require the use of narcotic pain medication. FasTENS is a safe and effective adjunct therapy for postoperative orthopedic pain control. The Company believes that the use of FasTENS can decrease the amount of narcotic pain medication needed, providing significant benefits to the patient and cost savings to all parties concerned. Powered by a "pull tab" activated lithium battery, FasTENS provides five to seven days of treatment in continuous use. Upon completion of the therapy, FasTENS can be discarded or returned to the Company for recycling.

         The Company also distributes a modified TENS unit, the BabiTENS(R). It is manufactured by the Company for pain control during labor and childbirth. It is distributed through a large pharmacy chain and is a widely accepted alternative to narcotic pain management. The use of a TENS device in the European Union does not require a doctor's prescription, although a medical referral is normally required for third-party reimbursement.

         Iontophoretic Drug Delivery System. The Company markets the Iomed(TM) Iontophoretic Drug Delivery System, which is marketed to physicians, physical therapists, and other healthcare specialists treating acute and chronic pain. Iontophoretic delivery involves the use of mild electrical stimulation to enhance the delivery of a medication through the electrode into tissue. Iontophoretic drug delivery is noninvasive and does not require the use of a needle or ingestion of a capsule or tablet.

Cervical and Lumbar Traction Devices

         The Company markets "The Saunders Cervical Hometrac(R)" and "The Saunders Lumbar Hometrac" devices, which are marketed to physicians, physical therapists, and other healthcare specialists treating neck and back pain. These traction devices use a handheld pump to produce varying pounds of traction to the cervical and lumbar areas of the spine. These devices provide easy, at-home traction and offer a cost-effective option to continuing clinical traction treatments.

Accessories and Supplies

         Users of medical rehabilitation and pain management devices require various accessories and supplies. The Company sells self-adhesive and reusable electrode pads, disposable electrodes, leadwires, batteries, and a power pack that eliminates the need for batteries in some of the Company's devices. The Company purchases all of its electrodes and accessories from outside suppliers. Accessories and supplies, including those provided separately to clinics with initial product rentals, accounted for approximately 37 percent, 42 percent and 36 percent of revenue in fiscal 2000, 1999 and 1998, respectively.


COMPEX S.A.

         On July 16, 1999, the Company acquired Compex S.A., a designer, developer and marketer of home use electrotherapy products for the medical, sports and fitness markets in Europe. Compex, headquartered in Lausanne, Switzerland, was established in 1986 and had revenues of approximately $8 million in 1998. Compex accounted for $15.7 million or 27% of the Company's overall sales in the year ended June 30, 2000.

         Compex sells a line of clinical products in Europe designed to perform many of the same rehabilitation and pain management functions as the products marketed directly by the Company. These products accounted for sales of $3.1 million or 20% of Compex's overall sales during the year ended June 30, 2000. Although Compex sells to medical markets in Switzerland, France and Italy, most of its products do not require prescriptions.

         In addition to its products for clinical applications, Compex provides a line of products for the sports and fitness markets. Unlike the United States, where such muscle stimulation products would require a prescription, Compex markets and sells these products directly to consumers in Europe without prescription. Compex's most popular product, the Compex Sport, is a high-precision muscle stimulator designed to improve the performance of world-class and high-level amateur athletes. Compex Sport both strengthens muscles and encourages muscle recovery after strenuous workouts. A lower cost, less powerful muscle stimulator, the Compex Fitness, is targeted at "weekend athletes" for use in their workout programs.

         The Compex line is sold directly to athletes for strength training and for assisting in muscle recovery after strenuous workouts. The products are customized for both elite athletes and "weekend warriors"; and are sold at specialty sporting goods shops. In France, Switzerland, Germany and Spain, Compex sells its products directly or through subsidiary corporations. In Italy, which accounted for 54% of Compex's sales, products are offered through an exclusive distribution arrangement.

         Compex markets its products through attendance and demonstrations at the major athletic meets across Europe and through product endorsements by Olympic athletes and teams. Compex Sport is also marketed directly to consumers through sports magazine promotions, at sporting events and through high-end sports shops.


SALES AND MARKETING

         The Company distributes its products in the United States both on a direct basis to healthcare providers and their patients and on a wholesale basis to home healthcare dealers. Key decision makers in recommending use of the Company's products to patients include physical therapists, athletic trainers, occupational therapists, podiatrists, chiropractors, neurologists, dentists, physiatrists, general practictioners and orthopedic surgeons. Historically, the Company had approached these decision makers through a network of home healthcare and specialty equipment dealers. Since the early 1990s, the Company, along with most of the rest of the industry, has emphasized direct rentals and sales to patients through healthcare providers and third-party payors, rather than through dealers. For fiscal 2000, direct sales and rentals represented 63 percent of total Company revenue, compared with 87 percent in fiscal 1999 and

84 percent in fiscal 1998. The decrease in the percentage for fiscal 2000 is the result of increased sales growth from Compex SA.

Direct Distribution

         The Company's direct distribution activity offers the Company's products through a nationwide network of independent sales representatives who devote the major portion of their time to the sale of Rehabilicare products. As of June 30, 2000, the direct sales force consisted of 120 representatives. The combined retail sales force calls on about 9,000 active accounts, including physical and occupational therapy clinics, orthopedic groups, sports medicine practices, and other providers of the Company's and competitor's products. In direct distribution, the Company's products generally are placed in clinics on a consignment basis, and subsequently used, rented, and/or sold to patients as needed with the appropriate physician prescription and supervision.

         The Company's billing and support operations for its direct distribution channel are located in Tampa, Florida. These operations include (1) distribution support staff that provides next day service of products and supplies to providers and patients; (2) billing and collecting staff that work with physicians, clinicians and reimbursement agencies to ensure prompt and accurate billing and collection (3) a telemarketing sales staff which follows up with patients to ensure that their product, supplies, and paperwork needs are met, as well as assisting them in the purchase and reimbursement process.

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

Wholesale and International

         The Company's products are also sold on a nonexclusive basis to approximately 200 home healthcare and durable medical equipment (DME) dealers. These dealers sell or rent the products to individual users who are referred by a physician, physical therapist, or other medical professional. Wholesale sales amounted to 9% of the Company's revenue in fiscal 2000.

         In addition to its sales through Compex, the Company markets its products internationally through the use of foreign distributors and its majority-owned subsidiary, Rehabilicare (UK) Ltd., a subsidiary formed in February 1999 that acquired the business of one of the Company's distributors. Beginning in fiscal 1995, the Company's former distributor in the United Kingdom established a relationship with a large pharmacy chain, which utilizes the services of midwives and specifically trained advisors to acquaint women with the advantages of electrotherapy for pain relief during labor and delivery. The Company's BabiTENS product was developed for this market.


NEW PRODUCT DEVELOPMENT

         The Company's research and development efforts during the past year have been directed primarily at developing pain management devices using digital solid state electronics and that may be manufactured at a reduced cost. The SMP-plus and the SX-plus are two digital, TENS devices that were introduced into the market in October of 1999. In addition, that Company has focused on developing enhancements of existing products for use with specific diagnosed medical problems. Successful examples of these development efforts are the Company's CTD(X)(TM) Electrostimulation System and the Ortho D(X)(TM) Electrotherapy System.

COMPETITION

         Several other companies in the U.S. currently manufacture and distribute electrotherapy rehabilitation and pain management devices. The Company believes that its principal competitor in the electrotherapy rehabilitation and pain management market in the U.S. is Empi, Inc. The Company competes in these markets primarily on the basis of the variety and quality of product offerings, marketing and distribution presence, and service. The merger with Staodyn and the acquisition of Henley's Homecare division more than doubled the Company's size, and substantially expanded its product offerings and sales and distribution capabilities within the U.S. The electrotherapy rehabilitation market for modalities other than NMS, such as interferential, pulsed galvanic, and microcurrent, is more fragmented and more difficult to define. The Company believes that its ability to offer all of these modalities is in contrast to the focus of its competitors. The Company further believes that there are no dominant competitors for these other modalities and that the number of modalities it offers, together with the distinctive features of its products, allow it to compete favorably in this market. With the acquisition of Compex SA and the forming of Rehabilicare (UK) Ltd, the Company has now expanded into many European markets. Though Compex's products are well known and marketed currently in six European countries, the Company competes with numerous smaller competitors that vary considerable by each individual country. The Company also competes with a number of other suppliers, including foreign manufacturers, who offer products for similar applications but at lower costs, and the Company believes, of lower quality.


MANUFACTURING AND SOURCES OF SUPPLY

         The Company's U.S. electrotherapy devices are manufactured at its headquarters and manufacturing facility in New Brighton, Minnesota. Manufacturing operations consist primarily of installing electronic components and materials onto printed circuit boards and assembling them into the final product package. To maximize quality and reliability, and decrease size and weight, most of the Company's products incorporate surface mount technology and the Company utilizes machinery automating surface mount and through-hole circuit board manufacturing.

         Products distributed by Compex SA utilize offshore manufactured components that are shipped to a Swiss contracted engineering company. This engineering company is required to assemble Compex SA products using the Company's strict quality requirements, and technology specifications supplied by the Company.

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


PATENTS AND TRADEMARKS

         Rehabilicare generally has not pursued patent protection on its products, believing that patent protection did not offer a significant competitive advantage in the marketplace for electrotherapy devices. The Company did apply for, however, and in 1996 was issued, patents for the CTDx system, including the SmartBrace wrist splint, SmartBrace electrodes, and CTDx electrical stimulation device. During the past two fiscal years, the Company submitted several more patent applications for approval. These applications are pending. Historically some of the companies that Rehabilicare had acquired, maintained a more aggressive approach to patent protection than the Company, and the majority of their products are covered by more than 25 U.S. and Canadian patents. Both the Company and its subsidiaries maintain trademark registration for all of their branded product names.

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

         As a manufacturer of medical devices, the Company is also subject to certain other FDA regulations, and its manufacturing processes and facilities are subject to continuing review by the FDA to ensure compliance with the FDA's QSR requirements (formerly Good Manufacturing Practices) and other applicable regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. The Company believes that its manufacturing and quality control procedures substantially conform to the requirements of the FDA regulations.

         The Company's products are also subject to laws and regulation in foreign countries.

         The Act and various state agencies also regulate the labeling of the medical devices, including any promotional activities sponsored or marketing materials distributed by or on behalf of the manufacturer or seller. While the FDA cannot prohibit a licensed health care professional from using a device for purposes other than indicated in its labeling (i.e., an "off-label" use), if the FDA determines that a manufacturer or seller is engaged in off-label marketing of a product subject to FDA regulations, the FDA may take administrative, civil or criminal actions against the manufacturer or seller. The regulations of state agencies with respect to the advertisement and promotion of medical devices may be even more restrictive.


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

         The Health Care Financing Administration ("HCFA"), the federal agency which determines Medicare reimbursement levels, recently announced a reduction in the amounts patients will be reimbursed for use of TENS devices. Medicare reimbursement has historically constituted only a small portion of the Company's revenue. However, certain private insurance programs may follow HCFA in reducing reimbursement rates. Accordingly, their can be no assurances that current levels of reimbursement will be maintained.

         In addition to establishing the rates of reimbursement, HCFA and the agencies that administer Medicare reimbursement require compliance with a detailed set of regulations and forms as a prerequisite to reimbursement. Failure, or alleged failure, to comply with these regulations can result in administrative action and civil action under "whistle-blower" statutes such as the action recently settled by the Company. The Company will, to the extent it continues to obtain Medicare reimbursement in the future, be obligated to comply with a detailed Corporate Integrity Agreement, under which its operations will be subject to audit and close scrutiny by federal regulatory agencies.


EMPLOYEES

         As of June 30, 2000, the Company has 278 full-time employees in the U.S. This includes 140 employees in sales and marketing, 9 in research and development, 48 in manufacturing, and 81 in finance and administration. Geographically, the Company had 93 employees in its New Brighton facility, 159 employees in Tampa, and 26 employees in various regional U.S. field sales offices.

         As of June 30, 2000, the Company has 93 full-time international employees. This includes 40 in sales and marketing, 7 in research and development, 3 in production, and 43 in finance and administration. Geographically, the Company's international employees include 40 in Switzerland, 37 in France, 7 in Germany, 4 in Spain and 5 in the United Kingdom.

         The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes that its relations with its employees are satisfactory.


ITEM 2. PROPERTIES

         The Company's corporate headquarters are located in a 30,000 square foot facility in New Brighton, Minnesota, a suburb of St. Paul. This facility houses all of the Company's corporate activities including administration, finance, sales and marketing, research and development, and manufacturing. The Company owns this facility.

         The Company entered into a 10 year lease effective June 1, 1999 to lease 26,000 square feet of office space in Tampa, Florida for its direct sales, customer service, patient support and billing and collection activities. The Company's previously leased space in Tampa, Florida is still under lease through May 2001. The Company is currently attempting to sublease this space.

         The Company currently leases 4 facilities in Europe that total approximately 7,400 square feet of leased space. These leases range in duration from one to three years and are all renewable.

         The Company also leased the former Staodyn headquarters building in Longmont, Colorado. The Company exercised its option to purchase that facility and subsequently sold it to a real estate developer on July 7, 1999.


ITEM 3. LEGAL PROCEEDINGS.

         On September 11, 2000, the Company announced that it had reached an agreement with the United States Government to settle allegations of improper Medicare billing that were asserted in a lawsuit filed by a former employee. The Company has agreed to pay a total of $1,588,510 to settle the lawsuit. The Company has denied allegations that it engaged in fraudulent Medicare billing practices. Although the terms of the settlement, including the amount to be paid by the Company, have been agreed to in principle with the United States, the settlement remains subject to final agency approvals, including review and approval by the United States Department of Health and Human Services Office of Counsel to the Inspector General with respect to necessary compliance provisions.

         The lawsuit was originally brought by a former employee, Elizabeth Mies, on December 31, 1998, and filed under seal as required by the Civil False Claims Act. The employee alleged that the Company improperly submitted approximately 500,000 Medicare claims and received more than $120 million in overpayments from the Medicare program. The United States Government intervened in the action on November 8, 1999. The Complaint was not unsealed until January 21, 2000 and the Company did not obtain a copy of the Complaint until February 7, 2000.

         Under the terms of the settlement, the Company will also be required to enter into a Corporate Integrity Agreement ("CIA"). The specific terms of the CIA have not yet been finalized. The CIA will, however, have a duration of five years and provide for an independent audit of claims submitted to federal health care programs to ensure, among other things, proper filing of future Medicare claims. The Company previously hired a corporate compliance officer and implemented a corporate compliance program to ensure that the Company is in compliance with all applicable laws and regulations.

         The Company has also, from time to time, been a party to other claims, legal actions and complaints arising in the ordinary course of business. Management does not believe that the resolution of such matters has had or will have a material impact on the Company's results of operations or financial position.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the Company's shareholders during the quarter ended June 30, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's shares are traded on The Nasdaq Stock Market under the symbol "REHB." The table below sets forth the high and low closing sale prices of the Company's common stock for the periods indicated, as quoted by Nasdaq:

                                                                                 High            Low
                                                                                 ----            ---
Fiscal year ended June 30, 2000
         First Quarter                                                         $ 4 1/8         $ 2 7/8
         Second Quarter                                                          4 15/32         3 7/16
         Third Quarter                                                           4 3/8           2 3/8
         Fourth Quarter                                                          2 13/16         2

                                                                                 High            Low
                                                                                 ----            ---
Fiscal year ended June 30, 1999
         First Quarter                                                         $ 2 3/4         $ 1 7/8
         Second Quarter                                                          3 5/8           1 13/16
         Third Quarter                                                           4 3/8           2 7/16
         Fourth Quarter                                                          3 1/2           2 1/2

         The last sale price reported by Nasdaq on September 20, 2000 was $3 per share. As of September 20, 2000, there were approximately 760 shareholders of record (not including beneficial holders) and the Company estimates there were approximately 3000 beneficial holders.

         The Company has never declared or paid a cash dividend on its common stock. The Board of Directors presently intends to retain all earnings for use in the operation and expansion of the Company's business and therefore does not anticipate paying any cash dividends in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA.


                                                             For the Years Ended June 30,
                              ----------------------------------------------------------------------------------------

                                    2000              1999             1998               1997             1996
----------------------------------------------------------------------------------------------------------------------
Operating results -
   Revenue                      $  58,814,672     $  41,795,373    $  33,812,453      $  32,133,707    $  27,646,937
   Gross profit                    40,851,971        29,847,069       22,676,520         21,897,751       18,681,162
   Net income (loss)                2,202,777         2,859,834       (1,008,683)         1,793,328          441,488
----------------------------------------------------------------------------------------------------------------------
Per common share -
   Net income (loss)            $         .21     $         .27    $        (.10)     $         .17    $         .04
----------------------------------------------------------------------------------------------------------------------
Financial data/other -
   Cash                         $   2,227,352     $     561,207    $     919,765      $   2,654,118    $   1,093,253
   Working capital                 21,495,832        21,547,312       19,204,614         19,127,284       16,936,388
   Total assets                    52,707,962        35,699,714       27,060,358         28,471,347       26,710,065
   Shareholders' Equity            25,269,554        23,053,309       20,091,230         21,372,451       19,390,574
   Long-term obligations           13,662,792         4,066,914        3,299,705          3,555,107        3,549,142
----------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

         The Company designs, manufactures and distributes electrotherapy products used for pain management, rehabilitation and training. Its products are used in clinical, home health care, sports medicine and occupational medicine applications. It also distributes other medical products used in related applications. The Company operates in one business segment, distributing its products through sales to medical product dealers and distributors, sport shops and, in the United States, through direct rental or sale to patients.

         The direct rental or sale approach involves placing electrotherapy units with physicians, physical therapists and other health care providers who then refer those units to patients after determining an appropriate treatment regimen. Units are left on consignment with the health care providers for such referral. The Company then bills the patient or the patient's insurance carrier directly after being notified that a unit has been prescribed and provided to the patient. The Company takes responsibility for subsequent patient follow-up, including extension of the rental period, sale of the unit, if appropriate, and sale of additional supplies required for continued use of the electrotherapy units. This distribution approach requires the Company to maintain significant investments in inventories and receivables.

         In the fiscal year ended June 30, 1998, the Company began implementation of a strategy to increase its business through consolidation with other companies in similar markets. The strategy began with the merger with Staodyn, Inc. on March 17, 1998 in a transaction accounted for as a pooling-of-interests. On August 7, 1998, the Company acquired certain assets of the Homecare division of Henley Healthcare, Inc. and the operations of that business are included in the consolidated financial statements from that date forward.

         In January 1999, the Company established a majority-owned subsidiary, Rehabilicare (UK) Ltd., near London, England. Rehabilicare (UK) Ltd. subsequently acquired substantially all of the assets of the Company's former distributor in the United Kingdom, effective February 1, 1999. Its operations are included from that date forward. Sales to the distributor prior to that date are included in net revenue. Its primary business is the rental of pain management products used by women during labor and child birth. The units are rented directly to patients, through mail or phone order or through a large chain of pharmacies.

         On July 19, 1999, the Company acquired all of the outstanding capital stock of Compex SA, a Swiss-based designer, developer and marketer of home use electrotherapy products for the medical, sports and fitness markets in Europe, for cash of approximately $11.0 million. The acquisition was financed principally with debt and provides for additional contingent consideration of up to $2 million based on the performance of Compex through June 30, 2001. In connection with the acquisition, the purchase consideration and transaction costs were allocated as follows:

                   Net assets acquired                              $        1,612,085
                   Goodwill                                                  8,860,772
                   Developed technology                                      1,400,000
                   Existing workforce                                        1,400,000
                   Debt structuring costs                                      346,970
                                                                   --------------------
                                                                    $       13,619,827
                                                                   ====================

Included in goodwill, are contingent payments, made during fiscal 2000, to the former Compex shareholders of $1.8 million.

RESULTS OF OPERATIONS

         The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:

                                                                 Year Ended June 30,
                                                     ------------------------------------------

                                                        2000              1999          1998
                                                     ----------        ----------    ----------
Net sales and rental revenue                            100.0%           100.0%        100.0%

Cost of sales and rentals                                30.5             28.6          32.9
                                                        -----            -----         -----

Gross profit                                             69.5             71.4          67.1

Operating expenses
    Selling, general and administrative                  55.3             57.3          59.8
    Research and development                              2.2              2.1           2.9
    Medicare settlement expense                           3.6               --            --
    Non-recurring merger items                             --             (0.3)         10.6
                                                        -----            -----         -----
       Total operating expenses                          61.1             59.1          73.3
                                                        -----            -----         -----

Income (loss) from operations                             8.4             12.3          (6.2)

Other expense, net                                        1.1              1.2           1.1

Income tax provision (benefit)                            3.6              4.2          (4.4)
                                                        -----            -----         -----

Net income (loss)                                         3.7%             6.9%         (2.9)%
                                                        =====            =====         =====


COMPARISON OF YEAR ENDED JUNE 30, 2000 TO YEAR ENDED JUNE 30, 1999

         The Company's revenue increased $17,020,000 or 41% to $58,815,000 in fiscal 2000, from $41,795,000 in fiscal 1999. The increase was primarily attributable to the acquisition of Compex, which accounted for $15,703,000 of revenue in fiscal 2000. U.S. revenue increased 3% in fiscal 2000, primarily as a result of an increase in the number of patient referrals. International business other than Compex was not significant as a percent of total revenue in either year.

         Gross profit was $40,852,000 or 69.5% of revenue in fiscal 2000 compared with $29,847,000 or 71.4% of revenue in fiscal 1999. Cost of sales included a one-time charge of $645,000 in the first quarter of fiscal 2000 related to the step-up in basis of inventory recorded in connection with the Compex acquisition. Without that charge, gross margin would have been 70.6% of revenue for fiscal 2000. The slight reductions in gross margin as a percentage of revenue are due primarily to minor changes in the mix of product sales and rentals.

         Selling, general and administrative expenses increased 36% to $32,501,000 in fiscal 2000 from $23,962,000 in fiscal 1999. As a percentage of revenue, selling, general and administrative expenses declined to 55% in fiscal 2000 from 57% in fiscal 1999. Several factors contributed to that decrease. Fiscal 1999 included expenses of maintaining the former Staodyn building in Longmont, Colorado which was sold in July 1999, and the costs of continuing operations in facilities formerly operated by Henley Healthcare which were closed during fiscal 1999. Decreases were also realized with the elimination of many of the administrative costs associated with the former operations of Staodyn and Henley Healthcare and various economies of scale resulting from the Company's acquisition activity. The impact of those factors was partially offset by incremental marketing and selling expenses incurred by Compex in connection with its aggressive growth plan and by an additional $1,000,000 provision for uncollectible accounts receivable recorded in the fourth quarter of fiscal 2000.

         Research and development expense increased $443,996 or 51% to $1,310,694 in fiscal 2000 from $866,698 in fiscal 1999, but remained relatively constant at approximately 2% of revenue in both years. The fiscal 2000 expenses include approximately $364,000 incurred by Compex. The Company substantially completed development of a new family of TENS products during fiscal 1999 and anticipates relatively minor increases in the current expenditure level to fund current product enhancement and development programs.

         Results of operations in fiscal 2000 include a $2,093,537 charge for the $1,588,510 of settlement costs, and related legal expenses incurred in connection with the whistleblower suit described above under "legal proceedings.". The settlement was accrued as of June 30, 2000 and will be paid upon completion of all documentation, including a Corporate Integrity Agreement. Payment is anticipated to occur in the second quarter of fiscal 2001 and will be made from available funds and, if necessary, borrowing under the Company's revolving credit agreement.

         Interest expense increased from $499,000 to $1,600,000 in fiscal 2000 as a result of the addition of debt to finance the acquisition of Compex in July 1999, and higher interest rates.

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

         The provision for income taxes increased from 38% of income before taxes in fiscal 1999, to 49% in fiscal 2000. The effective rate before the impact of the Medicare lawsuit settlement expenses was 42%. The increment resulted from the nondeductible portion of such expenses. In addition, the Company now operates in various countries in Europe as well as the United States. Some countries have higher tax rates than the United States as well as different rules on the deductibility of certain expenses and the availability of certain credits for taxes paid to other jurisdictions. The Company believes that 42% is a reasonable estimate of the effective rate for fiscal 2000 based on most recent estimates of the expected sources of revenue and expenses for entire year.

         Net income decreased from $2,860,000 in fiscal 1999 to $2,203,000 in fiscal 2000. Diluted earnings per share decreased from $.27 to $.21. Before the one time gain related to the building sale and the one time charges related to the Medicare settlement and the Compex inventory step-up net income for fiscal 2000 was $3,482,000 or $.33 per share. Compex accounted for just over $.02 of that amount after deducting goodwill amortization and interest expense on acquisition debt from it's operating income.


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

         The effective income tax rate for fiscal 1999 was 38 %. For fiscal 1998, Rehabilicare recorded an income tax benefit. The amount recorded includes a tax benefit on losses reported for the year and full reversal of valuation allowances in the amount of $769,000 recorded by Staodyn as a separate company in previous years. The allowances had been recorded against available tax loss carry forwards and timing differences. Based on the successful completion of the merger and the foundation created for future profitable operations, management believes that it is more likely than not that Rehabilicare will ultimately realize the available tax benefits.


LIQUIDITY AND CAPITAL RESOURCES

         During the fiscal year ended June 30, 2000, the Company's operations provided cash of $5,300,000 mainly from net income, a $2,014,000 reduction in inventory levels and an increase in accrued liabilities and accounts payable of $2,127,000. These amounts were offset by an increase in prepaid assets and the $1,076,000 gain the Company realized on the sale of its Colorado facility.

         The Company used $13 million in investing activities in fiscal 2000, representing the cost of the acquisition of Compex S.A. Included in this amount are contingent payments made to the former Compex shareholders of $1,800,000 and transaction costs of $347,000. The Company also used cash of $1,233,000 for the purchase of property and equipment and generated cash of $1,696,000 from the disposal of fixed assets.

         The Company's financing activities contributed $9,941,000 of cash during fiscal 2000, primarily through a new credit facility with a financial institution that allows it to borrow up to $20,000,000 and that was used to refinance existing credit facilities and to finance the Compex acquisition. Borrowings under the credit facility incur interest at either the bank's reference rate or LIBOR. The Company initially borrowed $15,000,000 under the credit facility to finance the Compex purchase and to repay an outstanding note. At June 30, 2000, $13,400,000 is outstanding under the facility.

         Managing receivables represents one of the biggest business challenges to the Company. The process of determining what products will be reimbursed by third party payors and the amounts to be paid for those products is very complex and the reimbursement environment is constantly changing. That risk is spread across many payors throughout the United States. The determination of an appropriate reserve for uncollectible accounts at the end of each reporting period includes various factors including historical trends and relationships and experience with insurance companies or other third party payors. As discussed in the Form 10-QSB for the third quarter ended March 31, 2000, the Medicare whistleblower suit disclosed in early February 2000 adversely affected morale and productivity in the Company's patient support operations. Careful evaluation of that situation and the nature of remaining receivables at June 30, 2000 led management to conclude that an additional $1,000,000 should be provided for uncollectible accounts. The Company believes that the reserve at June 30, 2000 is adequate to cover future losses on its receivables based primarily on collection history and trends. The provision for uncollectible accounts recorded in the income statement may continue to fluctuate significantly from quarter to quarter as such trends change. The reserve was 25.4% of receivables at June 30, 2000 compared to 22.2% at June 30, 1999. That ratio will be favorably impacted in the future as a result of including receivables from Compex and Rehabilicare (UK) Ltd. which are more traditional trade receivables and not dependent on third party payors.

         The Company has a capital commitment to finance the $1,588,000 of settlement costs of the Medicare whistleblower suit and anticipates paying such amount during the second quarter of fiscal 2001. Except with respect to such payment, the Company does not have any material commitment for capital expenditures. The Company believes that available cash and borrowings under its credit line will be adequate to fund such payment and any cash required by operations for the next twelve months.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding loan balance under our $20 million credit facility bears interest at a variable rate based on the bank's prime rate or LIBOR. Based on the average outstanding bank debt for the year ended June 30, 2000, a 100 basis point change in interest rates would not change interest expense by a material amount.


ITEM 8. FINANCIAL STATEMENTS.

              The consolidated financial statements of the Company and the Reports of Independent Auditors listed in the accompanying index to consolidated financial statements are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              On March 16, 2000, Rehabilicare Inc. (the "Company") received notice from PricewaterhouseCoopers LLP ("PWC"), its independent accountants, that PWC was resigning the client-auditor relationship between the Company and PWC. Such resignation was effective on March 16, 2000.

         The reports of PWC on the financial statements of the Company for its fiscal years ended June 30, 1999 and June 30, 1998 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         During the Company's two most recent fiscal years and the subsequent interim period through March 16, 2000, (i) there were no disagreements between the Company and PWC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of PWC, would have caused PWC to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for such years (a "Disagreement") and (ii) there were no reportable events (a "Reportable Event"), as defined in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission (the "Commission").

         The Company has not, during the Company's two most recent fiscal years or the subsequent interim period through March 16, 2000, consulted with any other accounting firm from which it is seeking proposals regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and no written report was provided to the Company or oral advice was provided that any such accounting firm concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

              The information contained under the headings "Election of Directors", "Executive Officers" and "Security Ownership of Certain Beneficial Owners and Management-Compliance with section 16(a) of the Securities Exchange Act of 1934" of the Company's definitive proxy statement for its annual meeting of shareholders to be held December 12, 2000 (hereafter the "Proxy Statement"), is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

              The information under the heading "Executive Compensation" of the Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

              The information under the heading "Security Ownership of Certain Beneficial Owners and Management " of the Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

              The information contained under the heading "Certain Transactions" of the Proxy Statement is incorporated herein by reference.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)  1.  Financial Statements

              The consolidated financial statements of the Company required by this item are listed in the Index to Consolidated Financial Statements set forth on page 22.

          2.  Financial Statement Schedules

              All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the financial statements or the notes thereto.

           3.  Exhibits

         Number                   Description

          2.1 Share Purchase Agreement dated July 19, 1999, between the Shareholders of Compex SA and Rehabilicare Inc. (j)

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

         10.10    Form of Severance Pay Agreement (f)

         10.11 Stock Pledge Agreement and Promissory Note dated March 11, 1997 between the Company and David B. Kaysen (h)

         10.12 Purchase and Sale Agreement dated May 6, 1999 between the Company and Snow Goose Investments, LLC. (k)

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

         10.17 Letter dated July 10, 1998 to 1225 Building, LLC and Pendelton Construction Co. exercising options to purchase premises at 1225 Ken Pratt Boulevard in Longmont, Colorado. (h)

            21    Subsidiaries of the Company*

          23.1    Consent of Independent Auditors - Ernst & Young LLP*

         23.2     Consent of Independent Public Accountants -
                  PricewaterhouseCoopers LLP*

         27.1     Financial Data Schedule for the period ended June 30, 2000*

           99 Safe Harbor Statement pursuant to the Private Securities Litigation Reform Act of 1995*

--------------------------------------------------------------------------------

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

           (j) Incorporated by reference to the Company's Current Report on Form 8-K filed August 2, 1999 (File No. 0-9407)

           (k) Incorporated by reference to the Company's Form 10-KSB for the Year Ended June 30, 1999 (File No. 0-9407)



              (b) Reports on Form 8-K. A Form 8-K, dated April 24, 2000, was filed to report the engagement of Ernst & Young LLP as the Company's new independent auditors.


         * Filed as part of this report

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       REHABILICARE INC.


Dated:  September 28, 2000         By: /s/ David B. Kaysen
                                      ------------------------------------------
                                           David B. Kaysen
                                           President and Chief Executive Officer


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

                     NAME                                          TITLE                                 DATE
                     ----                                          -----                                 ----

/s/ David B. Kaysen                                  President, Chief Executive Officer       September 28, 2000
-----------------------------------------------
David B. Kaysen
                                                     Vice President of Finance
                                                     (Principal Financial and
/s/ W. Glen Winchell                                 Accounting Officer)                      September 28, 2000
-----------------------------------------------
W. Glen Winchell

                                                     Chairman, Chief Technical
/s/ Robert C. Wingrove                               Officer and Director                     September 28, 2000
-----------------------------------------------
Robert C. Wingrove


/s/ Frederick H. Ayers                               Director                                 September 28, 2000
-----------------------------------------------
Frederick H. Ayers



/s/ W. Bayne Gibson                                  Director                                 September 28, 2000
-----------------------------------------------
W. Bayne Gibson



/s/ Richard E. Jahnke                                Director                                 September 28, 2000
-----------------------------------------------
Richard E. Jahnke



/s/ John H.P. Maley                                  Director                                 September 28, 2000
-----------------------------------------------
John H.P. Maley

                            FINANCIAL STATEMENT INDEX

SCHEDULE                                                                                                       PAGE
--------------------------------------------------------------------------------------------------------    -----------
Report of Ernst & Young LLP                                                                                     23
Report of PricewaterhouseCoopers LLP                                                                            24
Consolidated Balance Sheets as of June 30, 2000 and 1999                                                        25
Consolidated Statements of Operations for the years ended June 30, 2000, 1999 and 1998                          26
Consolidated Statement of Changes in Stockholders' Equity for the years ended June 30, 2000,
   1999 and 1998                                                                                                27
Consolidated Statement of Cash Flows for the years ended June 30, 2000, 1999 and 1998                        28&29
Notes to Consolidated Financial Statements                                                                   30-39

                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and
Stockholders of Rehabilicare Inc.


We have audited the accompanying consolidated balance sheet of Rehabilicare Inc. as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rehabilicare Inc. at June 30, 2000, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.



ERNST & YOUNG LLP



Minneapolis, Minnesota
August 24, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Stockholders of Rehabilicare Inc.


In our opinion, the consolidated balance sheet as of June 30, 1999 and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows for each of the two years in the period ended June 30, 1999 present fairly, in all material respects, the financial position, results of operations and cash flows of Rehabilicare Inc. and its subsidiary at June 30, 1999 and for each of the two years in the period ended June 30, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Rehabilicare Inc. for any period subsequent to June 30, 1999.



PRICEWATERHOUSECOOPERS LLP



Minneapolis, Minnesota
September 2, 1999

                       REHABILICARE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  AS OF JUNE 30

                                                                             2000           1999
                                                                        -------------   ------------
                                   ASSETS
                                   ------
CURRENT ASSETS:
   Cash and cash equivalents                                            $  2,227,352    $    561,207
   Receivables, less reserve for uncollectible accounts of $6,575,715     19,268,252      17,233,469
      and $4,913,635
   Inventories -
     Raw materials                                                         1,283,791       1,825,487
     Work in process                                                         334,900         377,771
     Finished goods                                                        6,817,964       6,709,525
   Deferred tax assets                                                     3,351,294       2,587,686
   Prepaid expenses                                                        1,404,968         584,330
                                                                        ------------    ------------
         Total current assets                                             34,688,521      29,879,475
                                                                        ------------    ------------

PROPERTY, PLANT AND EQUIPMENT:                                            11,877,772      11,548,678
   Less accumulated depreciation                                          (6,281,597)     (6,930,564)
                                                                        ------------    ------------
         Total property, plant and equipment                               5,596,175       4,618,114
                                                                        ------------    ------------

Intangible assets, net                                                    12,152,185       1,150,009
Deferred tax assets                                                          223,923          40,121
Other assets                                                                  47,158          11,995
                                                                        ------------    ------------
                                                                        $ 52,707,962    $ 35,699,714
                                                                        ============    ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
CURRENT LIABILITIES:
   Note payable                                                         $  1,200,000    $  2,400,000
   Current maturities of long-term debt                                    2,170,468       1,241,037
   Accounts payable                                                        3,108,514       2,038,732
   Medicare lawsuit payable                                                1,677,021              --
   Accrued liabilities
     Payroll                                                                 327,856         575,426
     Commissions                                                             350,893         491,990
     Income taxes                                                          1,672,636              --
     Other                                                                 2,684,301       1,584,978
                                                                        ------------    ------------
         Total current liabilities                                        13,191,689       8,332,163
LONG-TERM LIABILITIES:
   Long term-debt                                                         13,662,792       4,066,914
   Deferred tax liabilities                                                  583,927         247,328
                                                                        ------------    ------------

         Total liabilities                                                27,438,408      12,646,405
                                                                        ------------    ------------

STOCKHOLDERS' EQUITY
   Common stock, $.10 par value:  25,000,000 shares authorized;            1,055,871       1,049,491
     issued and outstanding shares 10,558,710 and 10,494,908,
     respectively
   Preferred stock, no par value; 5,000,000 shares authorized; none
     issued and outstanding                                                       --              --

   Additional paid-in capital                                             20,873,737      20,740,650
   Less note receivable from officer/stockholder                            (210,417)       (237,500)
   Accumulated other non-owner changes in equity                            (154,719)         (1,637)
   Retained earnings                                                       3,705,082       1,502,305
                                                                        ------------    ------------
         Total stockholders' equity                                       25,269,554      23,053,309
                                                                        ------------    ------------
                                                                        $ 52,707,962    $ 35,699,714
                                                                        ============    ============

   The accompanying notes are an integral part of these financial statements.

                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE YEARS ENDED JUNE 30

                                                    2000            1999            1998
                                                -------------   ------------    ------------
Net sales and rental revenue                    $ 58,814,672    $ 41,795,373    $ 33,812,453

Cost of sales and rentals                         17,962,701      11,948,304      11,135,933
                                                ------------    ------------    ------------
     Gross profit                                 40,851,971      29,847,069      22,676,520

Operating expenses:
   Selling, general and administrative            32,500,805      23,961,728      20,226,837
   Research and development                        1,310,694         866,698         986,203
   Medicare lawsuit expenses                       2,093,537              --              --
   Non-recurring-merger items                             --        (108,619)      3,588,890
                                                ------------    ------------    ------------
     Total operating expenses                     35,905,036      24,719,807      24,801,930
                                                ------------    ------------    ------------

     Income (loss) from operations                 4,946,935       5,127,262      (2,125,410)

Other income (expense):
   Interest expense                               (1,599,642)       (499,297)       (391,677)
   Gain on sale of building                        1,075,680              --              --
   Other                                             (81,196)        (18,131)         13,235
                                                ------------    ------------    ------------
     Income (loss) before income taxes             4,341,777       4,609,834      (2,503,852)
Income tax provision (benefit)                     2,139,000       1,750,000      (1,495,169)
                                                ------------    ------------    ------------
     Net income (loss)                          $  2,202,777    $  2,859,834    $ (1,008,683)
                                                ============    ============    ============

Net income (loss) per common share and common equivalent share

     Basic                                      $       0.21    $       0.27    $      (0.10)
                                                ============    ============    ============

     Diluted                                    $       0.21    $       0.27    $      (0.10)
                                                ============    ============    ============


Weighted average number of shares outstanding
      Basic
                                                  10,543,978      10,471,807      10,398,346
                                                ============    ============    ============
      Diluted
                                                  10,615,142      10,529,422      10,398,346
                                                ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                       REHABILICARE INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           FOR THE YEARS ENDED JUNE 30

                                                                                                       Accumulated
                                                                                           Note         Other Non-
                                                                          Additional     Receivable       Owner
                                                  Common Stock             Paid-In     From Officer /   Changes in
                                             Shares         Amount         Capital      Stockholder       Equity
                                          ------------   ------------   ------------   -------------   ------------
BALANCE, June 30, 1997                      10,374,701   $  1,037,470   $ 20,491,929   $   (162,500)             --

  Net loss, comprehensive loss                      --             --             --             --              --
  Adjustment to conform the year-end of
    Staodyn, Inc.                                   --             --             --             --              --
  Exercise of stock options and related
   tax benefits                                 58,778          5,878        124,080        (75,000)             --
  Common stock issued through Employee
   Stock Purchase Plan                           9,890            989         25,913             --              --
                                          ------------   ------------   ------------   ------------    ------------
BALANCE, June 30, 1998                      10,443,369      1,044,337     20,641,922       (237,500)             --

  Net loss, comprehensive loss                      --             --             --             --              --
  Translation adjustments                           --             --             --             --          (1,637)

  Total comprehensive income                        --             --             --             --              --
  Exercise of stock options and related
   tax benefits                                 27,901          2,790         47,898             --              --
  Common stock issued through Employee
   Stock Purchase Plan                          23,638          2,364         50,830             --              --
                                          ------------   ------------   ------------   ------------    ------------

BALANCE, June 30, 1999                      10,494,908      1,049,491     20,740,650       (237,500)         (1,637)

  Net income                                        --             --             --             --              --
  Translation adjustments                           --             --             --             --        (153,082)

  Total comprehensive income                        --             --             --             --              --
  Exercise of stock options and related
    tax benefits                                26,766          2,677         33,500             --              --
  Common stock issued through Employee
    Stock Purchase Plan                         37,036          3,703         99,587             --              --
    Note Receivable                                 --             --             --         27,083              --
                                          ------------   ------------   ------------   ------------    ------------

BALANCE, June 30, 2000                      10,558,710   $  1,055,871   $ 20,873,737   $   (210,417)   $   (154,719)
                                          ============   ============   ============   ============    ============

                                                              Total
                                             Retained      Stockholders'
                                             Earnings         Equity
                                          -------------   -------------
BALANCE, June 30, 1997                    $      5,552    $ 21,377,451

  Net loss, comprehensive loss              (1,008,683)     (1,008,683)
  Adjustment to conform the year-end of
    Staodyn, Inc.                             (354,398)       (354,398)
  Exercise of stock options and related
   tax benefits                                     --          54,958
  Common stock issued through Employee
   Stock Purchase Plan                              --          26,902
                                          ------------    ------------
BALANCE, June 30, 1998                      (1,357,529)     20,091,230

  Net loss, comprehensive loss               2,859,834       2,859,834
  Translation adjustments                           --          (1,637)
                                                          ------------
  Total comprehensive income                        --       2,858,199
  Exercise of stock options and related
   tax benefits                                     --          50,688
  Common stock issued through Employee
   Stock Purchase Plan                              --          53,194
                                          ------------    ------------

BALANCE, June 30, 1999                       1,502,305      23,053,309

  Net income                                 2,202,777       2,202,777
  Translation adjustments                           --        (153,082)
                                                          ------------
  Total comprehensive income                        --       2,049,695
  Exercise of stock options and related
    tax benefits                                    --          36,177
  Common stock issued through Employee
    Stock Purchase Plan                             --         103,290
    Note Receivable                                 --          27,083
                                          ------------    ------------

BALANCE, June 30, 2000                    $  3,705,082    $ 25,269,554
                                          ============    ============


   The accompanying notes are an integral part of these financial statements.

                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED JUNE 30


                                                                               2000                1999               1998
                                                                           ------------        -----------       -------------
OPERATING ACTIVITIES
   Net income (loss)                                                       $  2,202,777        $ 2,859,834       $ (1,008,683)
        Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities
         Gain on sale of building                                            (1,075,680)                --                 --
         Depreciation and amortization                                        1,979,343            809,247            840,879
         Non-recurring merger items                                                 ---           (266,156)         1,374,550
         Change in deferred taxes                                            (1,302,656)           120,104         (1,100,819)
         Minority interest                                                      (24,681)            24,681                 --
         Changes in current assets and liabilities
           Receivables                                                          142,142         (2,839,037)        (1,276,614)
           Inventories                                                        2,013,480           (938,459)           323,646
           Prepaid expenses                                                    (713,706)          (283,503)           141,493
           Accounts payable                                                    (596,905)           319,758             97,218
           Accrued liabilities                                                2,723,964            461,209            338,122
                                                                           ------------        -----------       ------------
               Net cash provided by (used in) operating activities            5,348,078            267,678           (270,208)
                                                                           ------------        -----------       ------------

INVESTING ACTIVITIES

  Purchase of property and equipment                                         (1,233,028)          (786,802)          (612,137)
  Cash paid in asset acquisitions, net of cash received                     (13,034,143)        (3,699,763                 --
  Disposal of assets, net                                                     1,696,429                 --                 --
  Decrease in other assets                                                           --             (8,487)           (14,362)
                                                                           ------------        ------------      ------------
         Net cash used in investing activities                              (12,570,742)        (4,495,052)          (626,499)
                                                                           ------------        -----------       ------------


FINANCING ACTIVITIES

   Proceeds from new financing                                               15,000,000          2,500,000            133,515
   Principal payments on long-term obligations                               (4,958,677)        (1,135,066)          (358,623)
   Proceeds from (payments on) line of credit, net                           (1,200,000)         2,400,000           (340,000)
   Proceeds from exercise of stock options                                       36,177             50,688             81,860
   Proceeds from employee stock purchase plan                                   103,290             53,194           (354,398)
                                                                           ------------        -----------       ------------
         Net cash provided by (used in) financing activities                  8,980,790          3,868,816           (837,646)

         Effect of exchange rates on cash and cash equivalents                  (91,981)                --                 --
                                                                           ------------        -----------       ------------
         Net increase (decrease) in cash and cash equivalents                 1,666,145           (358,558)        (1,734,353)


CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  561,207            919,765          2,654,118
                                                                           ------------        -----------       ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $  2,227,352        $   561,207       $    919,765
                                                                           ============        ===========       ============
SUPPLEMENTAL CASH FLOW INFORMATION

         Interest paid                                                     $  1,512,613        $   423,978       $    389,468
                                                                           ============        ===========       ============

         Income taxes paid                                                 $  2,093,488        $ 1,670,897       $      9,611
                                                                           ============        ===========       ============



   The accompanying notes are an integral part of these financial statements.

                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED JUNE 30, 2000

         The Company used a new term loan and existing credit line to finance certain business combinations accounted for under the purchase method during 1999. The fair value of the assets and liabilities of acquired companies at the dates of the acquisitions are presented as follows:



                                                            Year Ended                Year Ended
                                                          June 30, 2000             June 30, 1999
                                                      ----------------------    ----------------------
     Accounts receivable                                  $  2,176,925               $ 1,710,651
     Inventories                                             1,537,352                 1,179,280
     Prepaid expenses                                          514,493                        --
     Property and equipment                                    828,728                   623,814
     Intangible assets                                      12,007,742                 1,043,748
     Other long-term assets                                    203,224                        --
     Accounts payable                                       (1,666,687)                 (606,971)
     Accrued liabilities                                    (1,707,466)                  (11,618)
     Long-term liabilities                                    (860,168)                 (239,141)
                                                          ------------               -----------
           Net assets acquired                            $ 13,034,143               $ 3,699,763
                                                          ============               ===========


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

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Rehabilicare Inc., and its subsidiaries. All significant inter-company transactions and accounts have been eliminated.

PROVISION FOR UNCOLLECTIBLE ACCOUNTS

         Revenue from rental and sale of products directly to patients and health care providers accounted for approximately 63 percent of total revenue in fiscal 2000 and 87 percent in fiscal 1999. A significant portion of the related receivables are from insurance companies or other third-party reimbursing agents. The nature of these receivables within this industry has typically resulted in long collection cycles. The Company establishes a reserve for uncollectible accounts based upon factors surrounding credit risk of specific insurance carriers, historical trends, patient responsibility and other information.

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

         Building                                                     39 years
         Office furniture and equipment                             3-10 years
         Production equipment                                        3-5 years
         Clinical and rental equipment                                 5 years

INTANGIBLE ASSETS

         Intangible assets consist primarily of goodwill, customer lists, acquired workforce and developed technology. These assets are being amortized using the straight-line method over estimated useful lives ranging from 5 to 20 years. The Company periodically reviews intangible assets for indications of impairment in accordance with SFAS 121. The amount of any impairment loss recorded will be measured as the amount by which the carrying value of the assets exceeds the fair value of the assets.

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

RECLASSIFICATION

         Certain prior year items have been reclassified to conform with the current year presentation.

SELECTED FINANCIAL STATEMENT DATA


                                                                           As of June 30
                                                            --------------------------------------------
                                                                   2000                     1999
                                                            ------------------      --------------------
        Property, Plant and Equipment
          Land                                                $    150,000               $   306,553
          Buildings                                              1,683,614                 2,658,752
          Clinical and Rental Equipment                          1,356,347                 1,250,953
          Production Equipment                                   2,658,929                 2,534,580
          Office Furniture and Equipment                         6,028,882                 4,797,840
                                                              ------------               -----------
                                                                11,877,772                11,548,678
          Less Accumulated Depreciation                         (6,281,597)               (6,930,564)
                                                              ------------               -----------
              Total Property, Plant and Equipment             $  5,596,175               $ 4,618,114
                                                              ============               ===========





                                                                   2000                     1999
                                                            ------------------      --------------------
        Intangible Assets
          Goodwill                                            $  8,860,772               $        --
          Technology                                             1,400,000                        --
          Workforce                                              1,400,000                        --
          Debt structuring costs                                   346,970                        --
          Customer lists                                         1,043,748                 1,043,748
          Patents                                                   36,716                   285,614
                                                              ------------               -----------
                                                                13,938,206                 1,329,362
          Less Accumulated Amortization                           (936,021)                 (179,353)
                                                              ------------               -----------
                                                              $ 12,152,185               $ 1,150,009
                                                              ============               ===========


2.       BUSINESS COMBINATIONS:

Acquisition of Compex

         On July 16, 1999, the Company acquired substantially all the assets of Compex SA, a Swiss-based medical products company for cash of approximately $11.0 million. The acquisition was financed principally with debt and provides for additional contingent consideration of up to $2 million based on the performance of Compex though June 30, 2001. In connection with the acquisition, the purchase consideration and transaction costs were allocated as follows:

                   Net assets acquired                              $  1,612,085
                   Goodwill                                            8,860,772
                   Developed technology                                1,400,000
                   Existing workforce                                  1,400,000
                   Debt structuring costs                                346,970
                                                                    ------------
                                                                    $ 13,619,827
                                                                    ============

         Included in goodwill, are contingent payments, made during fiscal 2000, to the former Compex shareholders of $1.8 million.

         Pro forma operating results for fiscal 2000 are not separately presented due to the short time frame that Compex's results are not included in the Company's consolidated results. Pro forma operating results as if Compex had been acquired at the beginning of fiscal 1999 are as follows (unaudited):


                                                                       1999
                                                                   ------------
                    Net sales                                      $ 51,378,000
                    Income (loss) before taxes                        3,416,000
                    Net income (loss)                                 1,998,000
                    Earnings (loss) per share
                        Basic                                      $       0.19
                        Diluted                                            0.19


Acquisition of the assets of Henley Healthcare

         On August 7, 1998, the Company acquired certain assets of Henley Healthcare, Inc. for total consideration of approximately $3.7 million. The acquisition was financed using a new term loan and the existing credit line. The acquisition was accounted for using the purchase method of accounting with the purchase price allocated to the fair value of the net assets acquired. The excess of the purchase price over the fair value of the underlying assets acquired of $1,000,000 has been allocated to customer lists and is being amortized over a ten-year period. Pro forma information related to this acquisition is not included as the impact is not deemed to be material.

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

         In fiscal 2000, the Company recorded a gain on the sale of the former Staodyn building in the amount of $1,075,680. The company exercised its option to purchase that building in the first quarter of fiscal 1999 and closed the purchase and immediate sale in July 1999.


3.       NON-RECURRING MERGER ITEMS:

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


4.       NOTES PAYABLE AND LONG-TERM DEBT:

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

         Borrowings under the new facility are secured by substantially all assets of the Company other than those pledged as collateral on existing lease or mortgage obligations. The interest rate on the term loan was 9.36% at June 30, 2000 and the weighted average rate on borrowings under the revolving line of credit was 9.43%.

         The Company was in compliance with all financial covenants in its credit agreement as of June 30, 2000 and for the period then ended.

         Selected data on the Company's borrowings under its revolving line of credit is shown below:


                                                                      2000                    1999
                                                                  -----------             -----------
             Average balance outstanding                          $ 1,306,000             $ 1,885,000
             Maximum balance outstanding                          $ 3,000,000             $ 2,800,000
             Weighted average interest rate                              8.63%                    8.5%

5.       LONG-TERM DEBT:

Long-term obligations at June 30 consisted of the following


                                                                                          2000                     1999
                                                                                      ------------              -----------
Term loan, principal payments on a quarterly basis and interest due in monthly installments through June 2004, interest at the prime rate or LIBOR (9.36% at
June 30, 2000), collateralized by substantially all assets of the Company other
than those pledged as collateral on existing lease or mortgage obligations.           $ 13,400,000              $        --

Mortgage note payable, principal and interest due in monthly installments through August 2001, interest at 8.05% for the first year, with the final two years at a fixed annual rate equal to 2.75% in excess of the treasury rate,
collateralized by the Company's receivables.                                                    --                1,805,550

Financing obligation, lease payments are due in annual installments through July
2003, interest at prime (8.5% at June 30, 1999), collateralized by the Company's building in Longmont, Colorado. Option to purchase the building was filed on
July 2, 1998. (See Note 9.)                                                                     --                1,261,773

Mortgage note payable, principal and interest due in monthly installments through May 2015, interest at 7.37%, collateralized by the Company's land and
building.                                                                                  675,148                  699,424

Mortgage note payable, principal and interest due in monthly installments through May 2005 and a balloon payment at that date, interest at 9.56%,
collateralized by the Company's land and building.                                         680,806                  700,468

Capital lease obligations                                                                1,027,931                  594,453

Other                                                                                       49,375                  246,283
                                                                                      ------------              -----------
                                                                                        15,833,260                5,307,951
Less-Current maturities                                                                 (2,170,468)              (1,241,037)
                                                                                      ------------              -----------
                                                                                      $ 13,662,792              $ 4,066,914
                                                                                      ============              ===========


         Under terms of the various loan agreements, the Company must meet certain financial covenants, including maintaining certain levels of stockholders' equity and meeting or exceeding certain financial ratios. As of June 30, 2000, the Company was in compliance with all such covenants relating to significant loan agreements.

         Future maturities due in each fiscal year with respect to long-term debt, excluding obligations under capital leases, are as follows:


                 2001                                             $   1,847,754
                 2002                                                 2,051,905
                 2003                                                 2,256,424
                 2004                                                 7,461,345
                 2005                                                    66,701
                 Thereafter                                           1,121,200
                                                                  -------------
                                                                  $  14,805,329
                                                                  =============

LEASES

         The Company has commitments under various operating and capital leases which bear interest at rates ranging from 6.15% to 14.1% and are payable in monthly installments through various dates. Future minimum lease payments under non-cancelable operating and capital leases are as follows:



                                                                    Capital               Operating
                                                                    Leases                  Leases
                                                                  ----------             -----------

           2001                                                   $  389,121             $   366,760
           2002                                                      379,256                 239,984
           2003                                                      270,350                 247,184
           2004                                                      113,284                 254,599
           2005                                                           --                 262,237
      Thereafter                                                          --                 810,332
                                                                  ----------             -----------
      Total future minimum lease payments                          1,152,011             $ 2,181,096
                                                                                         ===========
      Less amount representing interest                             (124,081)
                                                                  ----------
      Present value of net minimum lease payments                  1,027,930
      Less current portion                                          (322,714)
                                                                  ----------
      Long-term capital lease obligation                          $  705,216
                                                                  ==========




         Rent expense for operating leases for fiscal 2000, 1999 and 1998 was $454,130, $156,381 and $138,841, respectively.


6.       INCOME TAXES:

         Deferred income taxes represent the tax effects of timing differences in the recognition of revenue and expenses for financial reporting and income tax purposes. Federal tax credits are recorded as a reduction of income tax expense in the year the credits are utilized.

         The following summarizes the components of the provision for taxes:



                                               2000                    1999                   1998
                                           -----------             -----------             ----------
     Currently payable:
       Federal                             $ 1,950,488             $ 1,458,000             $ (374,632)
       State                                   329,793                 172,000                (19,718)
       Foreign                               1,161,375                      --                     --
     Deferred                               (1,302,656)                120,000             (1,100,819)
                                           -----------              ---------              ----------
                                           $ 2,139,000             $ 1,750,000            $(1,495,169)
                                           ===========             ===========            ===========


         A reconciliation of the Company's reported provision for income taxes as compared to that using statutory federal rates follows:


                                              2000                     1999                   1998
                                           -----------             -----------             -----------
   Statutory rate                          $ 1,476,204             $ 1,567,344             $  (851,300)
   State taxes                                 232,697                 170,564                  87,650
   Nondeductible payment                       255,000                      --                      --
   Foreign                                      87,873                      --                      --
   Release of valuation allowance                   --                      --                (780,765)
   Nondeductible merger costs                       --                      --                 279,860
   Other                                        87,226                  12,092                 (55,314)
                                           -----------             -----------             -----------
                                           $ 2,139,000             $ 1,750,000             $(1,495,169)
                                           ===========             ===========             ===========


                                                                       2000                      1999
                                                                    -----------              ------------
        Deferred tax benefits (liabilities) arising from:
          Reserve for uncollectible accounts                        $ 2,630,286              $ 1,253,191
          Accruals and other reserves                                  (370,148)                 310,862
          Depreciation                                                   67,600                 (247,328)
          Inventory                                                     439,344                  687,950
          Sale and leaseback                                                 --                  335,683
          Intangible assets                                                  --                   40,121
          Other                                                         224,208                       --
                                                                    -----------              -----------
                                                                    $ 2,991,290              $ 2,380,479
                                                                    ===========              ===========




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

         The following table summarizes information with respect to such plans as of June 30, 2000 and has been restated to reflect the converted stock options from the Staodyn merger:


                                                   Option Price on Dates
                                                         Of Grants                   Number of Shares
                                                 -------------------------           ----------------
Balance outstanding at June 30, 1997                $ 0.8750 - $ 5.8806                  709,509
  Granted                                             1.6586 -   3.5625                  183,277
  Exercised                                           0.8750 -   2.6250                  (58,778)
  Canceled                                            0.8750 -   1.8750                   (1,500)
                                                    -------------------                 --------


Balance outstanding at June 30, 1998                $ 1.5078 - $ 5.8806                  832,508
  Granted                                             2.2500 -   3.2500                  193,500
  Exercised                                           1.5078 -   2.2618                  (27,901)
  Canceled                                            1.5078 -   6.3329                 (364,584)
                                                    -------------------                 --------



Balance outstanding at June 30, 1999                $ 1.5078 - $ 5.8806                  633,523
  Granted
  Exercised                                           2.1875 -   3.5000                  162,500
  Canceled
                                                      1.8750 -   3.0625                  (61,199)
                                                      1.8094 -   3.0157                  (14,132)
                                                    -------------------                 --------


Balance outstanding at June 30, 2000                $ 1.5838 - $ 5.8806                  720,693
                                                                                     ===========
Exercisable at June 30, 2000                        $ 1.5838 - $ 5.8806                  330,193
                                                                                     ===========

Available for grant at June 30, 2000                                                     545,972
                                                                                     ===========



                                        Stock Options Outstanding               Stock Options Exercisable
                                     --------------------------------           -------------------------
                                                            Weighted                           Weighted
                                         Weighted            Average                            Average
                                         Average            Exercise                           Exercise
   Range of                             Remaining             Price                              Price
Exercise Price            Shares     Contractual Life       Per Share           Shares         Per Share
--------------           -------     ----------------       ---------           ------         ---------
$1.51 to $2.19            39,896           2.5 Years          $ 1.97             19,896         $ 1.75
$2.25 to $3.06           347,079           4.2 Years            2.76            160,329           2.88
$3.25 to $4.00           286,645           4.1 Years            3.41            104,895           3.38
$4.25 to $5.88            47,073           1.3 Years            4.65             45,073           4.66
                         -------                                                -------
                         720,693                                                330,193
                         =======                                                =======

         Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                          2000                1999                 1998
                                                       -----------         -----------         -------------
Net Income (loss)              As reported             $ 2,202,777         $ 2,859,834         $ (1,008,683)
                               Pro forma                 2,036,184           2,689,542           (1,118,476)

Basic earnings (loss) per      As reported             $       .21         $       .27         $       (.10)
share                          Pro forma                       .19                 .26                 (.11)


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

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998: dividend yield of 0%; expected volatility of 62.0%, 54.20% and 42.53%; risk-free interest rate of 6.2%, 5.31% and 5.41%; and expected lives of 5 years.

         The weighted-average fair value per option at the date of grant for options granted in 2000, 1999 and 1998 was $1.35, $1.35 and $1.34, respectively.

         The Company loaned a total of $237,500 to an officer, $210,417 which was outstanding as of June 30, 2000, for the exercise of certain stock options. This loan is secured by a promissory note and a pledge of the stock purchased and bears interest at the bank's prime rate (9.5% on June 30, 2000). Payments are due quarterly, including accrued interest, commencing in fiscal 2000 and ending in fiscal 2001.

STOCK PURCHASE PLAN

         The Company has reserved 200,000 authorized shares of its common stock for issuance under its Employee Stock Purchase Plan. All full-time employees are eligible to participate in the plan by having amounts deducted from their earnings.


8.       COMMITMENTS AND CONTINGENCIES:

LITIGATION

         On September 11, 2000, the Company announced that it had reached an agreement with the United States Government to settle allegations of improper Medicare billing that were asserted in a lawsuit filed by a former employee. Rehabilicare has agreed to pay a total of $1,588,510 to settle the lawsuit. As the terms of the settlement make clear, the Company has denied allegations that it fraudulently billed Medicare. Although the terms of the settlement, including the amount to be paid by the Company, have been agreed to in principle with the United States Government, the settlement remains subject to final agency approvals, including review and approval by the United States Department of Health and Human Services Office of Counsel to the Inspector General with respect to necessary compliance provisions.

         The Company is a party to other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a material impact on the financial position or results of operations of the Company.

401(K) PLAN

         The Company has a 401(k) plan in which substantially all employees are eligible to participate. Participants may contribute from 1% to 20% of eligible earnings to the plan. Company contributions are 50% of the first 6% contributed by the employee. In addition, the Company may make additional discretionary contributions to the plan as determined annually. The Company contributed $176,577, $98,059 and $49,570 to the plan for the years ended June 30, 2000, 1999 and 1998, respectively. No discretionary contributions were made for fiscal 1998.


9.       SEGMENT INFORMATION

         Rehabilicare and its consolidated subsidiaries operate their business in one reportable segment, the manufacture and distribution of electromedical pain management and rehabilitation products. The Company's chief operating decision makers use consolidated results to make operating and strategic decisions. Net revenue from United States and foreign sources (primarily Europe) was as follows:


                                                              Year ended June 30
                                      ----------------------------------------------------------------
                                            2000                    1999                    1998
                                      ----------------        ----------------        ----------------

  U.S. revenue                        $     41,893,749        $     40,867,574        $     33,646,384
  Foreign revenue                           16,920,923                 927,799                 166,069
                                      ----------------        ----------------        ----------------
    Total                             $     58,814,672        $     41,795,373        $     33,812,453
                                      ================        ================        ================

Net revenue by product line was as follows:


                                                              Year ended June 30
                                      ----------------------------------------------------------------
                                            2000                    1999                    1998
                                      ---------------         ----------------        ----------------

  Rehabilitation products             $    25,253,970         $     10,946,399        $      9,122,910
  Pain management                          14,052,488               15,103,020              12,610,536
  Accessories and supplies                 19,508,214               15,745,954              12,079,007
                                      ---------------         ---------------         ----------------
    Total                             $    58,814,672         $     41,795,373        $     33,812,453
                                      ================        ================        ================


No single customer represents over 10% of the Company's consolidated revenue.