Form 10-Q
period 2000-09-30
REHABILICARE INC
filed 2000-11-14
CIK 64578

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period Ended September 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 10, 2000 was:

COMMON STOCK, $.10 PAR VALUE                                   10,764,487 SHARES

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS


         The following Quarterly Report on Form 10-Q contains various "forward looking statements" within the meaning of federal securities laws. These forward looking statements represent management's expectations or beliefs concerning future events, including statements regarding anticipated product introductions; changes in markets, customers and customer order rates; changes in third party reimbursement rates; expenditures for research and development; growth in revenue; taxation levels; and the effects of pricing decisions. When used in this 10-Q, the words "anticipate," "believe," "expect," "estimate" and similar expressions are generally intended to identify forward-looking statements. These and other forward looking statements made by the Company must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including, but not limited to, the following:

- The Company acquired two businesses during the year ended June 30, 1999 and a third in July 1999. Although integration of those businesses has been substantially completed without significant problems, complete integration may not be concluded as smoothly as anticipated and the Company may discover issues with respect to acquired businesses of which it was unaware.

- Like many medical device companies, the Company has a large balance of uncollected receivables. If it cannot collect an amount of receivables that is consistent with historical collection rates, it might be required to charge off a portion of uncollected receivables, significantly impacting earnings.

- The Company has incurred a significant amount of indebtedness to finance acquired businesses. The interest expense on such indebtedness reduces earnings and could cause the Company to be short of cash if its operations do not meet expectations.

- In the United States, the Company's products and services are frequently reimbursed by private and public insurers that impose limits on reimbursement and strict rules on applications for reimbursement. Changes in the rates, eligibility or requirements for reimbursement, or failure to comply with reimbursement requirements, could cause a reduction in earnings or fines or both.

- The Company maintains significant amounts of inventory on consignment at clinics for distribution to patients. It may not be able to completely control losses of this inventory and if inventory losses are not consistent with historical experience, it might be required to write off a portion of the carrying value of inventory.

- The clinical effectiveness of the Company's electrotherapy products has periodically been challenged. Publicity about the effectiveness of electrotherapy for pain relief or other clinical applications could negatively impact sales and earnings.

- The Company formed a subsidiary in the United Kingdom in fiscal 1999 and acquired a Swiss company in the first quarter of fiscal 2000. These European operations may be more difficult to supervise, and may be subject to different economic influences than United States operations, and may subject the Company to significant exposure from currency fluctuations.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Included herein is the following unaudited condensed financial information:

            Consolidated Balance Sheets as of September 30, 2000 and
            June 30, 2000

            Consolidated Statements of Operations for the Three Months ended September 30, 2000 and 1999

            Consolidated Statements of Cash Flows for the Three Months ended September 30, 2000 and 1999

            Notes to Consolidated Financial Statements

                       REHABILICARE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)




                                                                                September 30,           June 30,
                                                                                    2000                  2000
                                                                              ------------------     ---------------
                                   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                  $        1,562,330     $      2,227,352
   Receivables, less reserve for uncollectible accounts of $6,542,635                 17,876,319           19,268,252
        and $6,575,715
   Inventories -
     Raw materials                                                                     1,828,888            1,283,791
     Work in process                                                                      95,171              334,900
     Finished goods                                                                    6,313,531            6,817,964
   Deferred tax assets                                                                 3,351,294            3,351,294
   Prepaid expenses                                                                    1,849,416            1,404,968
                                                                              ------------------     ----------------
         Total current assets                                                         33,112,074           34,688,521
                                                                              ------------------      ---------------

PROPERTY, PLANT AND EQUIPMENT:                                                        13,127,256           11,877,772
   Less accumulated depreciation                                                      (7,733,413)          (6,281,597)
                                                                              ------------------     ----------------
         Net property, plant and equipment                                             5,393,843            5,596,175
                                                                              ------------------     ----------------

  Intangible assets, net                                                              11,878,175           12,152,185
  Deferred tax assets                                                                    196,769              223,923
  Other assets                                                                           462,095               47,158
                                                                              ------------------     ----------------
                                                                              $       51,042,956     $     52,707,962
                                                                              ==================     ================
                    LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Current maturities of long-term debt                                       $        2,164,723     $      2,170,468
   Note payable                                                                               --            1,200,000
   Accounts payable                                                                    2,351,607            3,108,514
   Medicare lawsuit payable                                                            1,677,021            1,677,021
   Accrued liabilities -
     Payroll                                                                             484,465              327,856
     Commissions                                                                         285,144              350,893
     Income taxes                                                                      1,277,941            1,672,636
     Other                                                                             2,413,481            2,684,301
                                                                              ------------------    -----------------
         Total current liabilities                                                    10,654,382           13,191,689

LONG-TERM LIABILITIES:
   Long term-debt                                                                     13,128,395           13,662,792
   Deferred tax liabilities                                                              556,474              583,927
                                                                              ------------------    -----------------
         Total liabilities                                                            24,339,251           27,438,408
                                                                              ------------------    -----------------

STOCKHOLDERS' EQUITY
   Common stock, $.10 par value:  25,000,000 shares authorized;                        1,076,448            1,055,871
     issued and outstanding 10,764,487 and 10,558,710 shares,
     respectively
   Preferred stock, no par value; 5,000,000 shares authorized; none
     issued and outstanding                                                                 ----                ----

   Additional paid-in capital                                                         21,367,816          20,873,737
   Less note receivable from officer/stockholder                                        (210,417)           (210,417)
   Accumulated other non-owner changes in equity                                        (357,402)           (154,719)
   Retained earnings                                                                   4,827,260           3,705,082
                                                                              ------------------    ----------------
         Total stockholders' equity                                                   26,703,705          25,269,554
                                                                              ------------------    ----------------
                                                                              $       51,042,956    $     52,707,962
                                                                              ==================    ================


                      REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                     Three Months Ended
                                                        September 30
                                            ------------------------------------
                                                 2000                  1999
                                            ---------------       --------------
Net sales and rental revenue                $    15,067,647       $   13,876,212

Cost of sales and rentals                         4,749,840            4,598,806
                                            ---------------       --------------
     Gross profit                                10,317,807            9,277,406

Operating expenses:
   Selling, general and administrative            7,685,140            7,327,144
   Research and development                         358,343              253,808
                                            ---------------       --------------
                                                  8,043,483            7,580,952
                                            ---------------       --------------

     Income from operations                       2,274,324            1,696,454

Other income (expense):
   Interest expense                                (406,886)            (345,581)
   Other income                                       8,740               (3,124)
   Minority interest                                    ---                5,867
   Gain on sale of building                             ---            1,075,680
                                            ---------------       --------------

    Income before income taxes                    1,876,178            2,429,296

Provision for income taxes                          754,000              995,000
                                            ---------------       --------------
     Net income                             $     1,122,178       $    1,434,296
                                            ===============       ==============

Net income per common and common
equivalent share

     Basic                                  $          0.10       $         0.14
                                            ===============       ==============
     Diluted                                $          0.10       $         0.13
                                            ===============       ==============

Weighted average number of shares
outstanding

      Basic                                      10,723,237           10,530,534
                                            ===============       ==============
      Diluted                                    10,750,591           10,690,930
                                            ===============       ==============


                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                         Three Months Ended
                                                                                             September 30
                                                                              ------------------------------------------

                                                                                   2000                        1999
                                                                              ---------------            ---------------
OPERATING ACTIVITIES:

  Net income                                                                  $     1,122,178            $     1,434,296
      Adjustments to reconcile net income to net cash
       provided by (used in) operating activities
         Gain on sale of building                                                         ---                 (1,075,680)
         Depreciation and amortization                                                671,113                    459,737
         Change in long-term portion of deferred taxes                                    ---                    (38,122)
         Minority interest                                                                ---                     (5,867)
         Change in current assets and liabilities, excluding effects of business combinations
            Receivables                                                             1,391,933                    621,183
            Inventories                                                               199,065                  1,572,522
            Prepaid expenses                                                       (1,017,073)                  (457,076)
            Accounts payable                                                         (756,907)                (1,432,110)
            Accrued liabilities                                                      (594,141)                  (192,908)
                                                                              ---------------            ---------------
               Net cash provided by operating activities                            1,015,869                    885,975
                                                                              ---------------            ---------------

INVESTING ACTIVITIES:

  Purchase of property and equipment                                                 (324,663)                  (884,099)
  Cash paid in asset acquisition, net of cash received                                    ---                (10,747,967)
  Proceeds from sale of building                                                          ---                  1,726,930
  Change in other assets, net                                                          52,455                     52,455
                                                                              ---------------            ---------------
               Net cash used in investing activities                                 (272,208)                (9,905,136)
                                                                              ---------------            ---------------

FINANCING ACTIVITIES:

  Proceeds from new financing                                                             ---                 15,339,364
  Principal payments on long-term obligations                                        (540,166)                (2,348,071)
  Proceeds from (payments on) line of credit, net                                  (1,200,000)                (1,100,000)
  Payment of capital lease obligation                                                     ---                 (1,261,733)
  Proceeds from issuance of stock options and stock grants                            455,000                     33,231
  Proceeds from issuance of employer stock purchase                                    59,656                     43,097
                                                                              ---------------            ---------------
               Net cash provided by (used in) financing activities                 (1,225,510)                10,705,888
                                                                              ---------------            ---------------

  Effect of exchange on cash and cash equivalents                                    (183,173)                    44,329

               Net increase (decrease) in cash and cash equivalents                  (665,022)                 1,731,056


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    2,227,352                    561,207
                                                                              ---------------            ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $     1,562,330            $     2,292,263
                                                                              ===============            ===============

SUPPLEMENTAL CASH FLOW INFORMATION

            Interest paid                                                     $       378,886            $       338,493
                                                                              ===============            ===============

            Income taxes paid                                                 $       846,500            $       332,400
                                                                              ===============            ===============


                                REHABILICARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1.       ACCOUNTING POLICIES

The amounts set forth in the preceding financial statements are unaudited as of and for the periods ended September 30, 2000 and 1999 but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the periods presented. Such results are not necessarily indicative of results for the full year. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2000, included in the Company's Annual Report on Form 10-K.

2.       BUSINESS COMBINATIONS

On July 16, 1999, the Company acquired substantially all the assets of Compex SA, a Swiss-based medical products company for cash of approximately $11.0 million. The acquisition was financed principally with debt and provided for additional contingent consideration of up to $2 million based on the performance of Compex through December 31, 2000. In connection with the acquisition, the purchase consideration and transaction costs were allocated as follows:

              Net assets acquired                  $      1,612,085
              Goodwill                                    8,860,772
              Developed technology                        1,400,000
              Existing workforce                          1,400,000
              Debt structuring costs                        346,970
                                                   ----------------
                                                   $     13,619,827
                                                   ================


Included in goodwill are contingent payments, made during fiscal 2000, to the former Compex shareholders of $1.8 million.

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

Borrowings under the new facility are secured by substantially all assets of the Company other than those pledged as collateral on existing lease or mortgage obligations. The interest rate on the term loan was 9.18% at September 30, 2000. There were no borrowings under the revolving line of credit as of September 30, 2000.

The Company was in compliance with all financial covenants in its credit agreement as of September 30, 2000 and for the period then ended.

4.       SEGMENT INFORMATION

Rehabilicare and its consolidated subsidiaries operate their business in one reportable segment, the manufacture and distribution of electromedical pain management and rehabilitation products. The Company's chief operating decision makers use consolidated results to make operating and strategic decisions. Net sales from the United States and foreign sources (primarily Europe) are as follows:



                                                      For the Three Months Ended September 30
                                                      ---------------------------------------
                                                           2000                     1999
                                                      --------------          ---------------
                     United States sales              $   10,779,192          $    10,558,703
                     Foreign sales                         4,288,455                3,317,509
                                                      --------------          ---------------
                         Total                        $   15,067,647          $    13,876,212
                                                     ===============          ===============

Net sales by product line were as follows:


                                                            For the Three Months Ended
                                                                   September 30
                                                      ---------------------------------------
                                                           2000                     1999
                                                      --------------          ---------------
                     Rehabilitation products          $    6,731,136           $    5,692,987
                     Pain management                       3,241,264                3,324,975
                     Accessories and supplies              5,095,247                4,858,250
                                                      --------------           --------------
                                                      $   15,067,647           $   13,876,212
                                                      ==============           ==============


During the first quarter of fiscal 2001, one customer accounted for approximately 17% of total consolidated revenue. This customer represented approximately 4% of total accounts receivable at September 30, 2000.

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

RESULTS OF OPERATIONS

The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:




                                                                    Three Months Ended
                                                                       September 30
                                                                ---------------------------

                                                                   2000             1999
                                                                ----------       ----------
                Net sales and rental revenue                        100.0%            100.0%

                Cost of sales and rentals                           (31.5)            (33.1)
                                                                ----------       ----------

                Gross profit                                          68.5             66.8

                Operating expenses -
                    Selling, general and administrative              (51.0)           (52.8)
                    Research and development                          (2.4)            (1.8)
                                                                ----------       ----------
                      Total operating expenses                       (53.4)           (54.6)
                                                                ----------       ----------

                Income from operations                                15.1             12.2

                Other income (expense), net                           (2.5)            (2.5)

                Gain on sale of building                               ---              7.8

                Income tax provision                                  (5.0)            (7.2)
                                                                ----------       ----------

                Net income                                             7.5             10.3
                                                                ==========       ==========


Revenue was $15,068,000 for the first quarter of fiscal 2001, a 9% increase from $13,876,000 for the first quarter of fiscal 2000. The increase was primarily attributable to the acquisition of Compex, which accounted for $4,033,000 of revenue in the first quarter of fiscal 2001, compared to $2,976,000 in the first quarter of fiscal 2000. U.S. revenue increased 2% in the first quarter of fiscal 2001 over the same period in fiscal 2000 as the Company continued its recovery from the impact of a whistleblower lawsuit disclosed in the third quarter of fiscal 2000.

Gross profit was $10,318,000 or 68.5% of revenue in the first quarter of fiscal 2001 compared with $9,277,000 or 66.9% of revenue in the first quarter of fiscal 2000. Cost of sales in fiscal 2000 included a one-time charge of $645,000 related to the step-up in basis of inventory recorded in connection with the Compex acquisition. Without that charge, gross margin would have been 71.5% of revenue. The current year reduction in gross margin resulted primarily from increased focus on sales of Compex sport products through retail store outlets, rather than direct to consumers, in order to expand market penetration.

Selling, general and administrative expenses increased 5% to $7,685,000 in the first quarter of fiscal 2001 from $7,319,000 in fiscal 2000. As a percent of revenue, those expenses decreased from 53% to 51%. Several factors contributed to that decrease. The first quarter of fiscal 2000 included expenses related to development of a compliance program and professional fees related to the whistleblower lawsuit. The Company's Compex operations generally have lower selling expenses as a percentage of sales because Compex distributes a portion of its products through retail store outlets. As Compex's revenue has increased as a percent of the Company's overall consolidated revenue, selling, general and administrative expenses as a percent of revenue has decreased. The decrease was offset in the first quarter of 2001 by an increase in the provision for uncollectible accounts receivable to reflect actual collection experience.

Research and development expense increased 41% to $358,000 in the first quarter of fiscal 2001, compared with $254,000 in fiscal 2000, but remained constant at approximately 2% of revenue in both years. The fiscal 2001 expenses include approximately $176,000 incurred by Compex compared with $98,000 in fiscal 2000. The Company anticipates some minor increases in the current expenditure level to fund new product development.

Interest expense increased slightly from $375,000 in the first quarter of fiscal 2000 to $407,000 in the current period. The increase resulted from higher interest rates and having the acquisition debt related to Compex outstanding for a full quarter in fiscal 2001.

Operating results for the first quarter of fiscal 2000 include a gain on the sale of the former Staodyn building in Longmont, Colorado in the amount of $1,076,000. The Company exercised its option to purchase that building in the first quarter of fiscal 1999 and closed both the purchase and the subsequent sale on July 7, 1999.

The provision for income taxes is 40% of income before taxes in the first quarter of fiscal 2001 compared with 41% in the prior year. The Company now operates in various countries in Europe as well as the United States. Some countries have higher tax rates than the United States as well as different rules on the deductibility of certain expenses and the availability of certain credits for taxes paid to other jurisdictions. The Company believes that 41% is a reasonable estimate of the effective rate for fiscal 2000 based on expected taxable earnings in the various jurisdictions.

As a result of all the above changes, net income decreased from $1,434,000 in the first quarter of fiscal 2000 to $1,122,000 in the first quarter of fiscal 2001. Diluted earnings per share decreased from $.13 to $.10. Before the one time gain related to the building sale and the one time charge related to the Compex inventory step-up, net income was $1,180,000 or $.11 per share for the first quarter of fiscal 2000.


LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended September 30, 2000, the Company's operations provided cash of $1,016,000, mainly from net income and a $1,392,000 reduction in accounts receivable . These amounts were offset by an increase in prepaid expenses and decreases of $757,000 in accounts payable and $594,000 in accrued liabilities.

The Company used $272,000 in investing activities in the first quarter of fiscal 2001 for net purchases of property and equipment.

The Company's financing activities used $1,225,000 of cash during the first quarter of fiscal 2001, mainly for the repayment of debt on the $20,000,000 credit facility used to finance the Compex acquisition. Borrowings under the credit facility incur interest at either the bank's reference rate or LIBOR. The Company initially borrowed $15,000,000 under the credit facility to finance the Compex purchase and to repay an outstanding note. At September 30, 2000, $12,950,000 is outstanding under the facility.

 Managing receivables represents one of the biggest business challenges to the Company. The process of determining what products will be reimbursed by third party payors and the amounts to be paid for those products is very complex and the reimbursement environment is constantly changing. That risk is spread across many payors throughout the United States. The determination of an appropriate reserve for uncollectible accounts at the end of each reporting period includes various factors including historical trends and relationships and experience with insurance companies or other third party payors. As discussed in the Form 10-Q for the third quarter ended March 31, 2000, the Medicare whistleblower suit disclosed in early February 2000 adversely affected morale and productivity in the Company's patient support operations. Careful evaluation of that situation and the nature of remaining receivables at June 30, 2000 led management to conclude that an additional $1,000.000 should be provided for uncollectible accounts. The Company believes that the reserve at September 30, 2000 is adequate to cover future losses on its receivables based on collection history and trends. The provision for uncollectible accounts recorded in the income statement may continue to fluctuate significantly from quarter to quarter as such trends change. The reserve was 26.8% of receivables at September 30, 2000 compared to 25.4% at June 30, 2000. The Company believes that the ratio will be favorably impacted in the future as a result of including receivables from Compex SA and Rehabilicare (UK) Ltd. which are more traditional trade receivables and not dependent on third party payors.

The Company has a commitment to finance the $1,588,000 settlement of the Medicare whistleblower suit and anticipates paying such amount during the second or third quarter of fiscal 2001. The Company has no material commitment for capital expenditures. The Company believes that available cash and borrowings under its credit line will be adequate to fund such payment and any cash required by operations for the current fiscal year.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding loan balance under the $20 million credit facility bears interest at a variable rate based on the bank's prime rate or LIBOR. Based on the average outstanding bank debt for the period ended September 30, 2000, a 100 basis point change in interest rates would not change interest expense by a material amount.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None


ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               2.7 Financial Data Schedule

         (b)   Reports on Form 8-K

               None filed during the quarter ended September 30, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                REHABILICARE INC.



November 14, 2000               /s/ David B. Kaysen
---------------------------     ------------------------------------------------
Date                                David B. Kaysen
                                    President and Chief Executive Officer



November 14, 2000               /s/ W. Glen Winchell
---------------------------     ------------------------------------------------
Date                                W. Glen Winchell
                                    Vice President of Finance
                                    (Principal Financial and Accounting Officer)