Form 10-Q/A
period 2000-09-30
REHABILICARE INC
filed 2000-11-28
CIK 64578

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

                       REHABILICARE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)




                                                                                September 30,           June 30,
                                                                                    2000                  2000
                                                                              ------------------     ---------------
                                   ASSETS


CURRENT ASSETS:
   Cash and cash equivalents                                                  $        1,562,330     $      2,227,352
   Receivables, less reserve for uncollectible accounts of $6,542,635                 17,876,319           19,268,252
        and $6,575,715
   Inventories -
     Raw materials                                                                     1,828,888            1,283,791
     Work in process                                                                      95,171              334,900
     Finished goods                                                                    6,313,531            6,817,964
   Deferred tax assets                                                                 3,351,294            3,351,294
   Prepaid expenses                                                                    2,084,541            1,404,968
                                                                              ------------------     ----------------
         Total current assets                                                         33,112,074           34,688,521
                                                                              ------------------      ---------------

PROPERTY, PLANT AND EQUIPMENT:                                                        13,127,256           11,877,772
   Less accumulated depreciation                                                      (7,733,413)          (6,281,597)
                                                                              ------------------     ----------------
         Net property, plant and equipment                                             5,393,843            5,596,175
                                                                              ------------------     ----------------

  Intangible assets, net                                                              11,878,175           12,152,185
  Deferred tax assets                                                                    196,769              223,923
  Other assets                                                                           462,095               47,158
                                                                              ------------------     ----------------
                                                                              $       51,042,956     $     52,707,962
                                                                              ==================     ================
                    LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Current maturities of long-term debt                                       $        2,164,723     $      2,170,468
   Note payable                                                                               --            1,200,000
   Accounts payable                                                                    2,351,607            3,108,514
   Medicare lawsuit payable                                                            1,677,021            1,677,021
   Accrued liabilities -
     Payroll                                                                             484,465              327,856
     Commissions                                                                         285,144              350,893
     Income taxes                                                                      1,277,941            1,672,636
     Other                                                                             2,413,481            2,684,301
                                                                              ------------------    -----------------
         Total current liabilities                                                    10,654,382           13,191,689

LONG-TERM LIABILITIES:
   Long term-debt                                                                     13,128,395           13,662,792
   Deferred tax liabilities                                                              556,474              583,927
                                                                              ------------------    -----------------
         Total liabilities                                                            24,339,251           27,438,408
                                                                              ------------------    -----------------

STOCKHOLDERS' EQUITY
   Common stock, $.10 par value:  25,000,000 shares authorized;                        1,076,448            1,055,871
     issued and outstanding 10,764,487 and 10,558,710 shares,
     respectively
   Preferred stock, no par value; 5,000,000 shares authorized; none
     issued and outstanding                                                                 ----                ----

   Additional paid-in capital                                                         21,367,816          20,873,737
   Less note receivable from officer/stockholder                                        (210,417)           (210,417)
   Accumulated other non-owner changes in equity                                        (357,402)           (154,719)
   Retained earnings                                                                   4,827,260           3,705,082
                                                                              ------------------    ----------------
         Total stockholders' equity                                                   26,703,705          25,269,554
                                                                              ------------------    ----------------
                                                                              $       51,042,956    $     52,707,962
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




November 28, 2000               /s/ David B. Kaysen
---------------------------     ------------------------------------------------
Date                                David B. Kaysen
                                    President and Chief Executive Officer





November 28, 2000               /s/ W. Glen Winchell
---------------------------     ------------------------------------------------
Date                                W. Glen Winchell
                                    Vice President of Finance
                                    (Principal Financial and Accounting Officer)