Form 10-Q
period 2000-12-31
REHABILICARE INC
filed 2001-02-14
CIK 64578

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

         SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly period Ended December 31, 2000

                                      OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to               .
                                        ------------------    --------------

                           Commission File No. 0-9407
                                REHABILICARE INC.
             (Exact name of registrant as specified in its charter)

          MINNESOTA                                                         41-0985318
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 9, 2001 was:

COMMON STOCK, $.10 PAR VALUE                                   10,788,902 SHARES

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

- The Company maintains significant amounts of inventory on consignment at clinics for distribution to patients. It may not be able to completely control losses of this inventory and if inventory losses are not consistent with historical experience, the Company might be required to write off a portion of the carrying value of inventory.

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Included herein is the following unaudited condensed financial information:

              Consolidated Balance Sheets as of December 31, 2000 and June 30, 2000

              Consolidated Statements of Operations for the three months and six months ended December 31, 2000 and 1999

              Consolidated Statements of Cash Flows for the six months ended December 31, 2000 and 1999

              Notes to Consolidated Financial Statements

                       REHABILICARE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,           June 30,
                                                                                      2000                 2000
                                                                              ------------------     ----------------
                        ASSETS
                        ------
CURRENT ASSETS:
   Cash and cash equivalents                                                  $        1,510,881     $      2,227,352
   Receivables, less reserve for uncollectible accounts of $6,901,609                 18,990,756           19,268,252
        and $6,575,715
   Inventories -
     Raw materials                                                                     1,784,501            1,283,791
     Work in process                                                                      45,962              334,900
     Finished goods                                                                    6,264,970            6,817,964
   Deferred tax assets                                                                 3,351,294            3,351,294
   Prepaid expenses                                                                    1,885,131            1,404,968
                                                                              ------------------     ----------------
         Total current assets                                                         33,833,495           34,688,521
                                                                              ------------------     ----------------

PROPERTY, PLANT AND EQUIPMENT:                                                        13,508,132           12,932,485
   Less accumulated depreciation                                                      (8,072,224)          (7,336,310)
                                                                              ------------------     ----------------
         Net property, plant and equipment                                             5,435,908            5,596,175
                                                                              ------------------     ----------------

  Intangible assets, net                                                              11,804,164           12,152,185
  Deferred tax assets                                                                    218,669              223,923
  Other assets                                                                           442,882               47,158
                                                                              ------------------     ----------------
                                                                              $       51,735,118     $     52,707,962
                                                                              ==================     ================
      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

CURRENT LIABILITIES:
   Current maturities of long-term debt                                       $        2,162,277     $      2,170,468
   Note payable                                                                          400,000            1,200,000
   Accounts payable                                                                    2,921,345            3,108,514
   Medicare lawsuit payable                                                            1,588,510            1,677,021
   Accrued liabilities -
     Payroll                                                                             397,061              327,856
     Commissions                                                                         283,041              350,893
     Income taxes                                                                      1,023,962            1,672,636
     Other                                                                             2,688,377            2,684,301
                                                                              ------------------    -----------------
         Total current liabilities                                                    11,464,573           13,191,689

LONG-TERM LIABILITIES:
   Long term-debt                                                                     11,785,850           13,662,792
   Deferred tax liabilities                                                              766,256              583,927
                                                                              ------------------    -----------------
         Total liabilities                                                            24,016,679           27,438,408
                                                                              ------------------    -----------------

STOCKHOLDERS' EQUITY
   Common stock, $.10 par value:  25,000,000 shares authorized;                        1,076,449            1,055,871
     issued and outstanding 10,764,487 and 10,558,710 shares,
     respectively
   Preferred stock, no par value; 5,000,000 shares authorized; none
     issued and outstanding                                                                 ----                 ----

   Additional paid-in capital                                                         21,367,816           20,873,737
   Less note receivable from officer/stockholder                                        (210,417)            (210,417)
   Accumulated other non-owner changes in equity                                        (164,754)            (154,719)
   Retained earnings                                                                   5,649,345            3,705,082
                                                                              ------------------     ----------------
         Total stockholders' equity                                                   27,718,439           25,269,554
                                                                              ------------------     ----------------
                                                                              $       51,735,118       $   52,707,962
                                                                              ==================     ================

                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended                             Six Months Ended
                                                           December 31                                    December 31
                                              --------------------------------------       ---------------------------------------
                                                    2000                 1999                    2000                 1999
                                              -----------------    -----------------       -----------------    ------------------
  Net sales and rental revenue                    $15,028,717          $14,778,144            $ 30,096,364          $ 28,654,356

  Cost of sales and rentals                         4,646,357            4,107,485               9,396,197             8,706,291
                                                  -----------          -----------            ------------          ------------
       Gross profit                                10,382,360           10,670,659              20,700,167            19,948,065

  Operating expenses:
     Selling, general and administrative            8,047,110            7,677,079              15,764,117            15,004,223
     Research and development                         481,563              353,071                 839,906               606,879
                                                  -----------          -----------            ------------          ------------

                                                    8,528,673            8,030,150              16,604,023            15,611,102
                                                  -----------          -----------            ------------          ------------

       Income from operations                       1,853,687            2,640,509               4,096,144             4,336,963

  Other income (expense):
     Interest expense                                (333,821)            (404,281)               (712,720)             (749,862)
     Other income (expense)                            16,219              (84,331)                 28,839               (87,455)
     Minority interest                                    ---               11,931                     ---                17,798
     Gain on sale of building                             ---                  ---                     ---             1,075,680
                                                  -----------          -----------            ------------          ------------

       Income before income taxes                   1,536,085            2,163,828               3,412,263             4,593,124

  Provision for income taxes                          714,000              932,000               1,468,000             1,927,000
                                                  -----------          -----------            ------------          ------------
       Net income                                 $   822,085          $ 1,231,828            $  1,944,263          $  2,666,124
                                                  ===========          ===========            ============          ============

  Net income per common and
  common equivalent share

       Basic                                      $      0.08          $      0.12            $       0.18          $       0.25
                                                  ===========          ===========            ============          ============
       Diluted                                    $      0.08          $      0.12            $       0.18          $       0.25
                                                  ===========          ===========            ============          ============


  Weighted average number of shares
  outstanding
        Basic
                                                   10,764,487           10,546,701              10,743,862            10,538,617
                                                  ===========          ===========            ============          ============
        Diluted                                    10,778,078           10,705,843              10,762,378            10,698,821
                                                  ===========          ===========            ============          ============

                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             Six Months Ended
                                                                                                December 31
                                                                            --------------------------------------------------

                                                                                      2000                      1999
                                                                             ----------------------      --------------------
OPERATING ACTIVITIES:

  Net income                                                                  $     1,944,263             $     2,666,124
      Adjustments to reconcile net income to net cash
       provided by (used in) operating activities
         Gain on sale of building                                                         ---                  (1,075,680)
         Depreciation and amortization                                              1,283,935                     940,925
         Change in long-term portion of deferred taxes                                187,583                      92,389
         Minority interest                                                                ---                     (17,798)
         Change in current assets and liabilities, excluding effects of business combinations
            Receivables                                                               277,495                    (230,833)
            Inventories                                                               341,222                   1,784,709
            Prepaid expenses                                                         (789,613)                   (461,222)
            Accounts payable                                                         (187,169)                     88,050
            Accrued liabilities                                                      (771,045)                 (1,313,203)
                                                                              ---------------             ---------------
               Net cash provided by  operating activities                           2,286,671                   2,473,461
                                                                              ---------------             ---------------
INVESTING ACTIVITIES:
  Purchases of property and equipment                                                (235,929)                   (983,394)
  Cash paid in asset acquisition, net of cash received                                    ---                 (12,598,117)
  Proceeds from sale of building                                                          ---                   1,726,930
  Change in other assets, net                                                        (625,992)                        ---
                                                                              ---------------             ---------------
               Net cash used in investing activities                                 (861,921)                (11,854,581)
                                                                              ---------------             ---------------

FINANCING ACTIVITIES:
  Proceeds from new financing                                                             ---                  15,339,364
  Principal payments on long-term obligations                                      (1,885,157)                 (2,874,804)
  Proceeds from (payments on) line of credit, net                                    (800,000)                   (450,000)
  Payment of finance obligation                                                           ---                  (1,261,733)
  Proceeds from issuance of restricted stock grants and
     exercise of stock options                                                        455,000                      37,059
  Proceeds from issuance of employer stock purchase                                    59,657                      43,097
                                                                              ---------------             ---------------
               Net cash provided by (used in) financing activities                 (2,170,500)                 10,832,983
                                                                              ---------------             ---------------

  Effect of exchange on cash and cash equivalents                                      29,279                     (25,791)
                                                                              ---------------             ---------------
               Net increase (decrease) in cash and cash equivalents                  (716,471)                  1,426,072


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    2,227,352                     561,207
                                                                              ---------------             ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $     1,510,881            $      1,987,279
                                                                              ===============            ================

SUPPLEMENTAL CASH FLOW INFORMATION

            Interest paid                                                     $       712,708            $        715,247
                                                                              ===============            ================

            Income taxes paid                                                 $     1,653,728            $      1,382,418
                                                                              ===============            ================

                                REHABILICARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

1. ACCOUNTING POLICIES

The amounts set forth in the preceding financial statements are unaudited as of and for the periods ended December 31, 2000 and 1999 but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the periods presented. Such results are not necessarily indicative of results for the full year. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2000, included in the Company's Annual Report on Form 10-K.

Certain previously reported amounts have been reclassified to conform to classifications adopted in fiscal year 2001. These reclassifications had no effect on net income, cash flows or shareholders' equity.

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


               Net assets acquired                            $      1,612,085
               Goodwill                                              9,060,772
               Developed technology                                  1,400,000
               Existing workforce                                    1,400,000
               Debt structuring costs                                  346,970
                                                              ------------------
                                                              $     13,819,827
                                                              ==================


Included in goodwill is a contingent payment of $1,777,185 made during fiscal 2000 to the former Compex shareholders. The final contingent payment of $222,815 was accrued at December 31, 2000 and will be paid in March 2001. That amount is also included in goodwill and will be amortized beginning in January 2001.

3. NOTE PAYABLE AND LONG TERM DEBT

In conjunction with its acquisition of Compex SA, the Company entered into a new $20,000,000 credit facility which provides for both term and revolving borrowings at varying rates based either on the bank's prime rate or LIBOR. The initial term loan of $15,000,000 was used to fund the acquisition and repay the balance of a note and a revolving loan provided under a credit facility with another bank.

Borrowings under the credit facility are secured by substantially all assets of the Company other than those pledged as collateral on existing lease or mortgage obligations. The interest rate on the term loan was 8.99% at December 31, 2000. There were borrowings of $400,000 under the revolving line of credit as of December 31, 2000, and had a weighted average interest rate of 9.5%.

The Company was in compliance with all financial covenants in its credit agreement as of December 31, 2000 and for the period then ended.

4. SEGMENT INFORMATION

Rehabilicare and its consolidated subsidiaries operate their business in one reportable segment, the manufacture and distribution of electromedical pain management and rehabilitation products. The Company's chief operating decision makers use consolidated results to make operating and strategic decisions. Net revenue from the United States and foreign sources (primarily Europe) are as follows:


                                                    For the Six Months Ended December 31
                                        -------------------------------------------------------------

                                                     2000                            1999
                                        -------------------------------    --------------------------
         United States revenue                  $    21,692,082                $    21,023,638
         Foreign revenue                              8,404,282                      7,630,718
                                                ---------------                ---------------
                                                $    30,096,364                $    28,654,356
                                                ================               ===============

Net revenue by product line was as follows:

                                                              For the Six Months Ended
                                                                     December 31
                                                   -----------------------------------------------

                                                           2000                       1999
                                                   -------------------        --------------------
           Rehabilitation products                    $    6,139,659           $    5,893,597
           Pain management                                 6,990,371                7,117,778
           Consumer Products                               5,997,539                5,334,690
           Accessories and supplies                       10,968,795               10,308,291
                                                      --------------           --------------
                                                      $   30,096,364           $   28,654,356
                                                      ==============           ==============


During the first six months of fiscal 2001, one customer accounted for approximately 15% of total consolidated revenue. This customer represented approximately 4% of total accounts receivable at December 31, 2000.

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

RESULTS OF OPERATIONS

The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:


                                                  Three Months Ended                Six Months Ended
                                                      December 31                     December 31
                                              ----------------------------      -------------------------

                                                 2000              1999          2000             1999
                                              -----------         --------      --------        ---------
Net sales and rental revenue                     100.0%           100.0%        100.0%           100.0%

Cost of sales and rentals                        (30.9)           (27.8)        (31.2)           (30.4)

Gross profit                                      69.1             72.2          68.8             69.6

Operating expenses -
   Selling, general and administrative           (53.6)           (51.9)        (52.4)           (52.4)
   Research and development                       (3.2)            (2.4)         (2.8)            (2.1)
                                                 -----            -----         -----            -----
            Total operating expenses             (56.8)           (54.3)        (55.2)           (54.5)
                                                 -----            -----         -----            -----

   Income from operations                         12.3             17.9          13.6             15.1

   Other income (expense), net                    (2.0)            (3.3)         (2.2)            (2.8)

   Gain on sale of building                        ---              ---           ---              3.8

   Income tax provision                           (4.8)            (6.0)         (4.9)            (6.6)
                                                 -----            -----         -----            -----

   Net income                                      5.5              8.6           6.5              9.5
                                                 =====            =====         =====            =====

Revenue was $15,029,000 for the second quarter of fiscal 2001, a 2% increase from $14,778,000 for the second quarter of fiscal 2000. Revenue for the six months ended December 31, 2000 increased 5% to $30,096,000 from $28,654,000 in the first six months of fiscal 1999. The increase was primarily attributable to United States operations where revenue increased 6% in the second quarter and 11% for the first six months of fiscal 2001 over the same period in fiscal 2000. The Company continues its recovery from the impact of a whistleblower lawsuit disclosed in the third quarter of fiscal 2000, which adversely impacted earnings growth during the last half of fiscal 2000. Compex accounted for $3,822,000 of revenue in the second quarter and $7,856,000 for the first six months of fiscal 2001, compared to $4,043,000 in the second quarter and $7,019,000 for the first six months of fiscal 2000. Revenue from Compex was lower than expected in the second quarter of fiscal 2001 due mainly to poor weather in Europe during November and December that impacted consumer retail sales.

Gross profit was $10,383,000 or 69.1% of revenue in the second quarter and $20,701,000 or 68.8% of revenue for the first six months of fiscal 2001 compared with $10,671,000 or 72.2% of revenue in the second quarter and $19,948,000 or 69.6% of revenue for the first six months of fiscal 2000. Cost of sales in the first quarter of fiscal 2000 included a one-time charge of $645,000 related to the step-up in basis of inventory recorded in connection with the Compex acquisition. Without that charge, gross profit would have been 71.5% of revenue for the six months. The current year reduction in gross profit resulted primarily from increased focus on sales of Compex sport products through retail store outlets, rather than direct to consumers, in order to expand market penetration.

Selling, general and administrative expenses increased 5% to $8,048,000 in the second quarter of fiscal 2001 from $7,677,000 in fiscal 2000. As a percent of revenue, those expenses increased from 52% to 54%. For the six months ended December 31, 2000, those expenses increased 5% to $15,765,000 from $15,004,000 in fiscal 2000, but stayed the same as a percentage of revenue at 52%. That increase is primarily attributable to an increase in the provision for uncollectible accounts receivable to reflect actual collection experience.

Research and development expense increased 36% to $482,000 in the second quarter of fiscal 2001, compared with $353,000 in fiscal 2000. For the six months ended December 31, 2000, these costs increased 38% to $840,000 compared to $607,000 in fiscal 2000. Those increases reflect expanded new product development activities.

Interest expense decreased slightly from $750,000 in the first six months of fiscal 2000 to $713,000 in the current period. The decrease resulted from slightly lower interest rates and lower outstanding borrowings under the Company's revolving line of credit.

Operating results for the first six months of fiscal 2000 include a gain on the sale of the former Staodyn building in Longmont, Colorado in the amount of $1,076,000. The Company exercised its option to purchase that building in the first quarter of fiscal 1999 and closed the purchase and the subsequent sale on July 7, 1999.

The provision for income taxes was increased from 40% of income before taxes in the first quarter of fiscal 2001 to 43% for the six months ended December 31, 2000, compared with 41% and 42%, respectively, in the prior year. The Company now operates in various countries in Europe as well as the United States. Some countries have higher tax rates than the United States as well as different rules on the deductibility of certain expenses and the availability of certain credits for taxes paid to other jurisdictions. In addition, the Company has relocated certain operations and negotiated new agreements with certain European taxing authorities. The Company believes that 43% is a reasonable estimate of the effective rate for fiscal 2001 based on most recent estimates of expected sources of revenue and expenses for the entire year.

As a result of all the above changes, net income decreased from $1,232,000 in the second quarter of fiscal 2000 to $822,000 in the second quarter of fiscal 2001. For the six months ended December 31, 2000 net income decreased to $1,944,000 from $2,666,000 during the same period in fiscal 2000. Diluted earnings per share decreased from $.12 to $.08 for the second quarter and $.25 to $.18 for the six month period. Before the one time gain related to the building sale and the one time charge related to the Compex inventory step-up, net income was $2,462,000 of $.23 per share for the first six months of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended December 31, 2000, the Company's operations provided cash of $2,287,000, mainly from net income and a reduction in inventory and accounts receivable of $341,000 and $277,000, respectively. These amounts were offset by an increase in prepaid expenses of $790,000 and decreases of $187,000 in accounts payable and $771,000 in accrued liabilities.

The Company used $862,000 in investing activities in the first six months of fiscal 2001 for net purchases of property and equipment and a net increase in clinical and rental equipment.

The Company's financing activities used $2,171,000 of cash during the first six months of fiscal 2001, mainly for the repayment of debt on the $20,000,000 credit facility used to finance the Compex acquisition. The Company initially borrowed $15,000,000 under the credit facility to finance the Compex purchase and to repay an outstanding note. At December 31, 2000, $11,697,000 is outstanding under the facility.

Managing receivables represents one of the biggest business challenges to the Company. The process of determining what products will be reimbursed by third party payors and the amounts to be paid for those products is very complex and the reimbursement environment is constantly changing. That risk is spread across many payors throughout the United States. The determination of an appropriate reserve for uncollectible accounts at the end of each reporting period includes various factors including historical trends and relationships and experience with insurance companies or other third party payors. As discussed in the Form 10-Q for the third quarter ended March 31, 2000, the Medicare whistleblower suit disclosed in early February 2000 adversely affected morale and productivity in the Company's patient support operations. Careful evaluation of that situation and the nature of remaining receivables at June 30, 2000 led management to conclude that an additional $1,000.000 should be provided for uncollectible accounts. The Company believes that the reserve at December 31, 2000 is adequate to cover future losses on its receivables based on collection history and trends. The provision for uncollectible accounts recorded in the income statement may continue to fluctuate significantly from quarter to quarter as such trends change. The reserve was 26.7% of receivables at December 31, 2000 compared to 25.4% at June 30, 2000. The Company believes that the ratio will be favorably impacted in the future as a result of including receivables from Compex SA and Rehabilicare (UK) Ltd. which are more traditional trade receivables and not dependent on third party payors.

At December 31, 2000 the Company was committed to pay $1,588,000 settlement of the Medicare whistleblower suit and this amount was remitted in full to the United States Government on January 29, 2001. The Company has no material commitment for capital expenditures. The Company believes that available cash and borrowings under its credit line will be adequate to fund cash requirements operations for the current fiscal year.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding loan balance under the $20 million credit facility bears interest at a variable rate based on the bank's prime rate or LIBOR. Based on the average outstanding bank debt for the period ended December 31, 2000, a 100 basis point change in interest rates would not change interest expense by a material amount.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        On September 11, 2000, the Company announced that it had reached an agreement with the United States Government to settle allegations of improper Medicare billing that were asserted in a lawsuit filed by a former employee. The Company agreed to pay $1,588,510 to settle the lawsuit and that amount was remitted to the United States Government on January 29, 2001. The Company has denied allegations that it engaged in fraudulent Medicare billing practices.

        Under the terms of the settlement, the Company also entered into a Corporate Integrity Agreement ("CIA"). The CIA has a duration of five years and provides for an independent audit of claims submitted to federal health care programs to ensure, among other things, proper filing of future Medicare claims. The Company previously hired a corporate compliance officer and implemented a corporate compliance program to ensure that the Company is in compliance with all applicable laws and regulations.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of shareholders of Rehabilicare was held on December 12, 2000. Shareholders holding 8,310,777 shares, or approximately 77.2% of outstanding shares, were represented at the meeting by proxy or in person. The only matter submitted at the meeting for vote by the shareholders was as follows:

              a.   Election of Directors

                   The following nominees were elected to serve as members of the Board of Directors until the annual meeting of shareholders in 2001 or until such time as a successor may be elected:

                                                                    IN FAVOR                 WITHHELD
                                                                    --------                 --------
                   Frederick H. Ayers                              8,241,847                    68,930

                   W. Bayne Gibson                                 8,173,310                   137,467

                   Richard E. Jahnke                               8,244,547                    66,230

                   David B. Kaysen                                 8,249,203                    61,574

                   John H.P. Maley                                 8,249,904                    60,873

                   Robert C. Wingrove                              8,247,680                    63,097

ITEM 5. OTHER INFORMATION - None



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            None

        (b) Reports on Form 8-K

            None filed during the quarter ended December 31, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                REHABILICARE INC.



February 14, 2001                               /s/ David B. Kaysen
----------------------------------              --------------------------------
 Date                                            David B. Kaysen
                                                 President and Chief Executive
                                                 Officer



February 14, 2001                               /s/ W. Glen Winchell
----------------------------------              --------------------------------
 Date                                            W. Glen Winchell
                                                 Vice President of Finance
                                                 (Principal Financial and
                                                 Accounting Officer)