Form 10-Q
period 2001-03-31
REHABILICARE INC
filed 2001-05-14
CIK 64578

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------


 [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period Ended March 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 11, 2001 was:

COMMON STOCK, $.10 PAR VALUE                                  10,732,652 SHARES

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

                         PART I - FINANCIAL INFORMATION


     ITEM 1.        FINANCIAL STATEMENTS

                    Included herein is the following unaudited condensed financial information:

                        Consolidated Balance Sheets as of March 31, 2001 and June 30, 2000

                        Consolidated Statements of Operations for the three months and nine months ended March 31, 2001 and 2000

                        Consolidated Statements of Cash Flows for the nine months ended March 31, 2001 and 2000

                        Notes to Consolidated Financial Statements

                       REHABILICARE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                        March 31,               June 30,
                                                                                           2001                   2000
                                                                                   ---------------------    ------------------

                                          ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                         $  1,620,445             $  2,227,352
   Receivables, less reserve for uncollectible accounts of $7,867,778                  17,595,332               19,268,252
        and $6,575,715
   Inventories -
     Raw materials                                                                      2,044,942                1,283,791
     Work in process                                                                       12,445                  334,900
     Finished goods                                                                     6,101,853                6,817,964
   Deferred tax assets                                                                  3,351,294                3,351,294
   Prepaid expenses                                                                     2,006,531                1,404,968
                                                                                     ------------             ------------
         Total current assets                                                          32,732,842               34,688,521

PROPERTY, PLANT AND EQUIPMENT:                                                         13,398,412               12,932,485
   Less accumulated depreciation                                                       (8,220,200)              (7,336,310)
                                                                                     ------------             ------------
         Net property, plant and equipment                                              5,178,212                5,596,175

  Intangible assets, net                                                               11,527,462               12,152,185
  Deferred tax assets                                                                     194,771                  223,923
  Other assets                                                                            170,953                   47,158
                                                                                     ------------             ------------
                                                                                     $ 49,804,240             $ 52,707,962
                                                                                     ============             ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                                              $  2,162,276             $  2,170,468
   Note payable                                                                         1,100,000                1,200,000
   Accounts payable                                                                     2,819,364                3,108,514
   Medicare lawsuit payable                                                                    --                1,677,021
                                                                                     ------------             ------------
   Accrued liabilities -
     Payroll                                                                              326,956                  327,856
     Commissions                                                                          296,387                  350,893
     Income taxes                                                                         691,674                1,672,636
     Other                                                                              2,142,543                2,684,301
                                                                                     ------------             ------------
         Total current liabilities                                                      9,539,200               13,191,689

LONG-TERM LIABILITIES:
   Long term-debt                                                                      11,323,442               13,662,792
   Deferred tax liabilities                                                               732,894                  583,927
                                                                                     ------------             ------------

         Total liabilities                                                             21,595,536               27,438,408

STOCKHOLDERS' EQUITY
   Common stock, $.10 par value:  25,000,000 shares authorized;                         1,073,265                1,055,871
     issued and outstanding 10,732,652 and 10,558,710 shares,
     respectively
   Preferred stock, no par value; 5,000,000 shares authorized; none
     issued and outstanding                                                                    --                       --

   Additional paid-in capital                                                          21,279,693               20,873,737
   Less note receivable from officer/stockholder                                         (189,417)
                                                                                                                  (210,417)
   Accumulated other non-owner changes in equity                                         (466,156)
                                                                                                                  (154,719)
   Retained earnings                                                                    6,511,319                3,705,082
                                                                                     ------------             ------------
         Total stockholders' equity                                                    28,208,704               25,269,554
                                                                                     ------------             ------------
                                                                                     $ 49,804,240             $ 52,707,962
                                                                                     ============             ============

                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     Three Months Ended                             Nine Months Ended
                                                             March 31                                      March 31
                                              --------------------------------------       ---------------------------------------
                                                    2001                 2000                    2001                 2000
                                              -----------------    -----------------       -----------------    ------------------
Net sales and rental revenue                       $ 15,171,676        $ 13,949,721        $ 45,268,040           $ 42,604,077

Cost of sales and rentals                             4,822,818           4,141,278          14,219,015             12,847,569
                                                   ------------        ------------        ------------           ------------
     Gross profit                                    10,348,858           9,808,443          31,049,025             29,756,508

Operating expenses:
   Selling, general and administrative                8,048,582           7,888,129          23,812,699             22,887,512
   Research and development                             493,643             340,244           1,333,549                947,123
                                                   ------------        ------------        ------------           ------------
     Total operating expenses                         8,542,225           8,228,373          25,146,248             23,834,635
                                                   ------------        ------------        ------------           ------------

     Income from operations                           1,806,633           1,580,070           5,902,777              5,921,873

Other income (expense):
   Interest expense                                    (313,035)           (410,628)         (1,025,755)            (1,165,330)
   Gain on sale of building                                  --                  --                  --              1,075,680
   Minority interest                                         --              (3,850)                 --                 13,948
   Other income (expense)                                14,376             (10,176)             43,215                (97,631)
                                                   ------------        ------------        ------------           ------------

    Income before income taxes                        1,507,974           1,155,416           4,920,237              5,748,540

Provision for income taxes                              646,000             486,000           2,114,000              2,413,000
                                                   ------------        ------------        ------------           ------------
     Net income                                    $    861,974        $    669,416        $  2,806,237           $  3,335,540
                                                   ============        ============        ============           ============

Net income per common and
common equivalent share

     Basic                                         $       0.08        $       0.06        $       0.26           $       0.31
                                                   ============        ============        ============           ============

     Diluted                                       $       0.08        $       0.06        $       0.26           $       0.31
                                                   ============        ============        ============           ============


Weighted average number of shares
outstanding
      Basic
                                                     10,788,277          10,569,275          10,758,451             10,548,712
                                                   ============        ============        ============           ============
      Diluted
                                                     10,844,363          10,612,967          10,786,763             10,635,278
                                                   ============        ============        ============           ============

                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               Nine Months Ended
                                                                                                   March 31
                                                                               --------------------------------------------------

                                                                                       2001                         2000
                                                                               ----------------------        --------------------
OPERATING ACTIVITIES:
  Net income                                                                        $  2,806,237               $  3,335,540
      Adjustments to reconcile net income to net cash
       provided by (used in) operating activities
         Gain on sale of building                                                             --                 (1,075,680)
         Depreciation and amortization                                                 1,708,614                  1,568,382
         Change in long-term portion of deferred taxes                                   178,119                     85,655
         Minority interest                                                                    --                    (13,948)
         Change in current assets and liabilities, excluding effects of business combinations
            Receivables                                                                1,672,919                    200,314
            Inventories                                                                  277,415                  2,115,807
            Prepaid expenses                                                            (647,969)                  (615,683)
            Accounts payable                                                          (1,966,171)                (1,757,582)
            Accrued liabilities                                                       (1,578,100)                (1,061,835)
                                                                                    ------------               ------------
               Net cash provided by (used in) operating activities                     2,451,064                  2,780,970

INVESTING ACTIVITIES:
  Purchases of property and equipment                                                   (265,361)                (1,314,374)
  Cash paid in asset acquisition, net of cash received                                        --                (12,598,117)
  Proceeds from sale of building                                                              --                  1,726,930
  Change in other assets, net                                                           (477,956)                        --
                                                                                    ------------               ------------
               Net cash used in investing activities                                    (743,317)               (12,185,561)

FINANCING ACTIVITIES:
  Proceeds from new financing                                                                 --                 15,339,365
  Principal payments on long-term obligations                                         (2,326,566)                (3,403,203)
  Proceeds from (payments on) line of credit, net                                       (100,000)                   600,000
  Payment of capital lease obligation                                                         --                 (1,261,733)
  Proceeds from exercise of stock options                                                314,375                     39,059
  Proceeds from employee stock purchase plan                                             108,975                    103,290
                                                                                    ------------               ------------
               Net cash provided by (used in) financing activities                    (2,003,216)                11,416,778

  Effect of exchange rates on cash and cash equivalents                                 (311,438)                  (140,403)
                                                                                    ------------               ------------

               Net increase (decrease) in cash and cash equivalents                     (606,907)                 1,871,784


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       2,227,352                    561,207
                                                                                    ------------               ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $  1,620,445               $  2,432,991
                                                                                    ============               ============

SUPPLEMENTAL CASH FLOW INFORMATION

            Interest paid                                                           $  1,025,743               $  1,118,156
                                                                                    ============               ============

            Income taxes paid                                                       $  2,582,920               $  1,842,984
                                                                                    ============               ============

                                REHABILICARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


1. ACCOUNTING POLICIES

The amounts set forth in the preceding financial statements are unaudited as of and for the periods ended March 1, 2001 and 2000 but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the periods presented. Such results are not necessarily indicative of results for the full year. The significant accounting policies and certain financial information which are normally included in financial statements prepared in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2000 included in the Company's Annual Report on Form 10-K.

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

                                Net assets acquired                      $ 1,612,085
                                Goodwill                                   9,060,772
                                Developed technology                       1,400,000
                                Existing workforce                         1,400,000
                                Debt structuring costs                       346,970
                                                                         -----------
                                                                         $13,819,827
                                                                         ===========


Included in goodwill are contingent payments of $1,777,185 and $222,815 made during fiscal 2000 and 2001, respectively, to the former Compex shareholders.

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

Borrowings under the credit facility are secured by substantially all assets of the Company other than those pledged as collateral on existing lease or mortgage obligations. There remained $11,247,000 outstanding under the term loan, bearing interest at 7.44%, at March 31, 2001. There were borrowings of $1,100,000 under the revolving line of credit as of March 31, 2001, with a weighted average interest rate of 8.0%.

The Company was in compliance with all financial covenants in its credit agreement as of March 31, 2001 and for the period then ended.

4. SEGMENT INFORMATION

Rehabilicare and its consolidated subsidiaries operate in one reportable segment, the manufacture and distribution of electromedical pain management and rehabilitation products. The Company's chief operating decision makers use consolidated results to make operating and strategic decisions. Net revenue from the United States and foreign sources (primarily Europe) are as follows:

                                                              For the Nine Months Ended March 31
                                                    -------------------------------------------------------------

                                                                 2001                            2000
                                                    -------------------------------    --------------------------

                     United States revenue                  $     33,184,315               $     31,010,778
                     Foreign revenue                              12,083,725                     11,593,299
                                                            ----------------               ----------------
                                                            $     45,268,040               $     42,604,077
                                                            ================               ================

Net revenue by product line was as follows:

                                                                        For the Nine Months Ended
                                                                                March 31
                                                             -------------------------------------------------

                                                                     2001                       2000
                                                             ---------------------      ----------------------

                     Rehabilitation products                    $   9,194,245               $   8,733,829
                     Pain management                               10,571,689                  10,399,133
                     Consumer Products                              8,592,509                   8,088,928
                     Accessories and supplies                       6,909,597                  15,382,187
                                                                --------------              -------------
                                                                $  45,268,040               $  42,604,077
                                                                =============               =============


During the first nine months of fiscal 2001, one customer accounted for approximately 13% of total consolidated revenue. This customer represented approximately 6% of total accounts receivable at March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

The Company designs, manufactures and distributes electrotherapy products used for pain management, rehabilitation and sports training. Its products are used in clinical, home health care, sports medicine and occupational medicine applications. It also distributes other medical products used in related applications. The Company operates in one business segment, distributing its products through sales to medical product dealers and distributors, sport shops and, in the United States, through direct rental or sale to patients.

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

RESULTS OF OPERATIONS

The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:

                                                         Three Months Ended               Nine Months Ended
                                                              March 31                         March 31
                                                     ----------------------------      -------------------------

                                                        2001              2000          2001             2000
                                                     -----------         --------      --------        ---------
Net sales and rental revenue                            100.0%            100.0%        100.0%            100.0%

Cost of sales and rentals                               (31.8)            (29.7)        (31.4)            (30.2)

Gross profit                                             68.2              70.3          68.6              69.8

Operating expenses -
   Selling, general and administrative                  (53.0)            (56.6)        (52.6)            (53.7)
   Research and development                              (3.3)             (2.4)         (2.9)             (2.2)
                                                        -----             -----         -----             -----
            Total operating expenses                    (56.3)            (59.0)        (55.5)            (55.9)
                                                        -----             -----         -----             -----

   Income from operations                                11.9              11.3          13.1              13.9

   Other income (expense), net                           (1.9)             (3.0)         (2.2)             (2.9)

   Gain on sale of building                                --                --            --               2.5

   Income tax provision                                  (4.3)             (3.5)         (4.7)             (5.7)
                                                        -----             -----         -----             -----

   Net income                                             5.7               4.8           6.2               7.8
                                                        =====             =====         =====             =====


Revenue was $15,172,000 for the third quarter of fiscal 2001, a 9% increase from $13,950,000 for the third quarter of fiscal 2000. Revenue for the nine months ended March 31, 2001 increased 6% to $45,268,000 from $42,604,000 for the nine months ended March 31, 2000. The increase was primarily attributable to United States operations where revenue increased 15% in the third quarter and 7% for the first nine months of fiscal 2001 over the same period in fiscal 2000. The Company continues its recovery from the impact of a whistleblower lawsuit disclosed in the third quarter of fiscal 2000, which adversely impacted earnings growth during the last half of fiscal 2000. Compex accounted for $3,393,000 of revenue in the third quarter and $11,248,000 for the nine months ended March 31, 2001, compared to $3,624,000 in the third quarter and $10,643,000 for the nine months ended March 31, 2000. Revenue from Compex was lower than expected in the third quarter of fiscal 2001 due to the effects of a strengthening U.S. dollar against European currencies and to slower than anticipated orders from a major customer.

Gross profit was $10,349,000 or 68.2% of revenue for the third quarter and $31,049,000 or 68.6% of revenue for the nine months ended March 31, 2001 compared with $9,808,000 or 70.3% of revenue for the third quarter and $29,757,000 or 69.8% of revenue for the nine months ended March 31, 2000. Cost of sales in the first quarter of fiscal 2000 included a one-time charge of $645,000 related to the step-up in basis of inventory recorded in connection with the Compex acquisition. Without that charge, gross profit would have been 71.3% of revenue for the nine months. The current year reduction in gross profit resulted primarily from increased focus on sales of Compex sport products at wholesale prices to retail store outlets, rather than direct to consumers at retail prices. The change in strategy is expected to expand market penetration.

Selling, general and administrative expenses increased 2% to $8,048,000 in the third quarter of fiscal 2001 from $7,888,000 in fiscal 2000. As a percent of revenue, those expenses decreased from 57% to 53%. For the nine months ended March 31, 2001, those expenses increased 4% to $23,813,000 from $22,888,000 in fiscal 2000, but stayed the same as a percentage of revenue at approximately 53%. The reductions as a percent of revenue reflect lower selling expenses related to the Compex retail sales strategy and certain economies of scale.

Research and development expense increased 45% to $494,000 in the third quarter of fiscal 2001, compared with $340,000 in fiscal 2000. For the nine months ended March 31, 2001, these costs increased 41% to $1,334,000 compared to $947,000 in fiscal 2000. Those increases reflect expanded new product development activities both in the U.S. where two new products are scheduled for introduction later in calendar 2001 and in Europe where one new sport product was introduced in April 2001.

Interest expense decreased slightly from $1,165,000 in the nine months ended March 31, 2000 to $1,026,000 in the current period. The decrease resulted from slightly lower interest rates and lower outstanding borrowings under the Company's credit facility.

Operating results for the nine months ended March 31, 2000 include a gain on the sale of the former Staodyn building in Longmont, Colorado in the amount of $1,076,000. The Company exercised its option to purchase that building in the first quarter of fiscal 1999 and closed the purchase and the subsequent sale on July 7, 1999.

The provision for income taxes was increased from 40% of income before taxes in the first quarter of fiscal 2001 to 43% for the nine months ended March 31, 2001, compared with 42% in both periods in the prior year. The Company now operates in various countries in Europe as well as the United States. Some countries have higher tax rates than the United States as well as different rules on the deductibility of certain expenses and the availability of certain credits for taxes paid to other jurisdictions. In addition, the Company has relocated certain operations and negotiated new agreements with certain European taxing authorities. The Company believes that 43% is a reasonable estimate of the effective rate for fiscal 2001 based on most recent estimates of expected sources of revenue and expenses for the entire year.

As a result of all the above activity, net income increased from $669,000 in the third quarter of fiscal 2000 to $862,000 in the third quarter of fiscal 2001. For the nine months ended March 31, 2001 net income decreased to $2,806,000 from $3,336,000 during the same period in fiscal 2000. Diluted earnings per share increased from $.06 to $.08 for the third quarter and decreased from $.31 to $.26 for the nine month period. Before the one time gain related to the building sale and the one time charge related to the Compex inventory step-up, net income was $3,085,000 of $.29 per share for the nine months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended March 31, 2001, the Company's operations provided cash of $2,451,000, mainly from net income and a reduction in inventory and accounts receivable of $277,000 and $1,673,000, respectively. These amounts were offset by an increase in prepaid expenses of $648,000 and decreases of $1,966,000 in accounts payable and $1,578,000 in accrued liabilities. The decrease in account payable was due mainly to the payment of $1,677,000 for the settlement for the Medicare whistleblower suit.

The Company used $743,000 in investing activities in the nine months ended March 31, 2001 for net purchases of property and equipment and a net increase in clinical and rental equipment.

The Company's financing activities used $2,003,000 of cash during the nine months ended March 31, 2001, mainly for the repayment of borrowings under the $20,000,000 credit facility used to finance the Compex acquisition. The Company initially borrowed $15,000,000 under the credit facility to finance the Compex purchase and to repay an outstanding note. At March 31, 2001, $11,247,000 is outstanding under the facility.

Managing receivables represents one of the biggest business challenges to the Company. The process of determining what products will be reimbursed by third party payors and the amounts to be paid for those products is very complex and the reimbursement environment is constantly changing. That risk is spread across many payors throughout the United States. The determination of an appropriate reserve for uncollectible accounts at the end of each reporting period includes various factors including historical trends and relationships and experience with insurance companies or other third party payors. The Company believes that the reserve at March 31, 2001 is adequate to cover future losses on its receivables based on collection history and trends. The provision for uncollectible accounts recorded in the income statement may continue to fluctuate significantly from quarter to quarter as such trends change. The reserve was 30.9% of receivables at March 31, 2001 compared to 25.4% at June 30, 2000. The Company believes that the ratio will be favorably impacted in the future as a result of including receivables from Compex SA and Rehabilicare (UK) Ltd. which are more traditional trade receivables and not dependent on third party payors.

The Company has no material commitment for capital expenditures. The Company believes that available cash and borrowings under its credit line will be adequate to fund cash requirements for the current fiscal year.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding loan balance under the $20 million credit facility bears interest at a variable rate based on the bank's prime rate or LIBOR. Based on the average outstanding bank debt for the period ended March 31, 2001, a 100 basis point change in interest rates would not change interest expense by a material amount.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        In late January 2001, Rehabilicare was served with documents in connection with a products liability case brought in the California Superior Court for Solano County. Until receipt of these documents, Rehabilicare had no record of the proceedings. The case involved a product liability claim for burns allegedly suffered by plaintiff through the use of a stimulation unit that was allegedly manufactured by Rehabilicare. The action alleged damages for medical expenses of approximately $1,000, for future medical expenses of approximately $270,000 and for punitive damages and pain and suffering of approximately $2.0 million. The action apparently progressed to the entry of a default judgment on January 11, 2001 against Rehabilicare for failing to respond to pleadings.

        In March 2001, Rehabilicare moved in Solano County court to set aside the default judgment on various grounds, including irregularities in the filings and other matters. Because the appeal period with respect to the default judgment would have lapsed prior to the hearing on its motion in Solano County, Rehabilicare also appealed the judgment to the California Court of Appeals. The Solano County Court, however, refused to act on Rehabilicare's motion because of the pendency of the appeal. Rehabilicare believes the judgment is void or otherwise improper, has obtained a stay of execution of the judgment in both California and Minnesota and intends to vigorously pursue available actions, including its appeal, to set aside the judgment.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None


ITEM 5. OTHER INFORMATION - None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                None

        (b)     Reports on Form 8-K

                None filed during the quarter ended March 31, 2001

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  REHABILICARE INC.



May 15, 2001                      /s/ David B. Kaysen
---------------------------       ----------------------------------------------
 Date                               David B. Kaysen
                                    President and Chief Executive Officer



May 15, 2001                      /s/ W. Glen Winchell
---------------------------       ----------------------------------------------
 Date                               W. Glen Winchell
                                    Vice President of Finance
                                    (Principal Financial and Accounting Officer)