Form 10-K405
period 2001-06-30
REHABILICARE INC
filed 2001-09-28
CIK 64578

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2001

                          Commission File Number 0-9407

                                REHABILICARE INC.

      MINNESOTA                                        41-0985318
State of Incorporation                       I.R.S. Employer Identification No.

                               1811 Old Highway 8
                       New Brighton, Minnesota 55112-3493
                                 (651) 631-0590


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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of Registrant as of September 21, 2001 was approximately $24,822,050 (based upon the last sale price of such stock on such date as reported by the NASDAQ National Market System).

The number of shares outstanding of each of the Company's classes of common stock, as of September 21, 2001, was: Common Stock, $.10 par value, 10,815,945 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain specified portions of the Company's definitive proxy statement for the annual meeting of shareholders to be held December 13, 2001 are incorporated by reference in response to Part III.

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

- The Company has periodically been the subject of litigation that has caused it additional expense, including a Medicare whistleblower suit settled in 2000 for approximately $1.6 million and, currently, a $2.3 million product liability suit that proceeded to a default judgment without the Company's knowledge. The costs of these actions, and other actions that may arise, have negatively affected, and may continue to negatively affect, the Company operating results.

- The Internal Revenue Service periodically reviews the Company's Federal income tax returns. They recently reviewed returns for the fiscal years ending June 30, 1997 and 1998 and proposed various adjustments, most of which relate to the timing of revenue or expense recognition. The Company believes its provision for income taxes and related reserves are adequate but resolution of specific issues could, at times, result in additional cash payments.

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS.

BACKGROUND

         Rehabilicare Inc. (the "Company") was incorporated as Medical Devices, Inc., a Minnesota corporation, in 1972. The Company's name was changed to Rehabilicare Inc. in 1994. Through its U.S. operations, the Company manufactures, sells and rents rehabilitation and electromedical pain management products and services used in clinical, home healthcare, and occupational medicine applications. Through its Swiss subsidiary, Compex SA, the Company provides similar clinical products, but also manufactures and sells products designed for athletic training in most European countries.

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

         On July 16, 1999, the Company acquired substantially all the assets of Compex SA, a Swiss-based medical products and athletic training products company for cash of approximately $11.0 million. The acquisition was financed principally with debt and provided for additional contingent consideration of up to $2 million based on the performance of Compex through December 31, 2000. That additional consideration was paid during fiscal 2000 and 2001.

         The Company's operations during fiscal 2000 were favorably impacted by these acquisitions, but adversely affected by publicity surrounding, and a one-time charge related to, a Qui Tam suit brought by a former employee under the False Claims Act, and in which the United States Government intervened. Although publicity surrounding the suit caused significant distraction of personnel, the Company reached agreement during fiscal 2000 to settle the suit for $1,588,510, which settlement amount was paid during fiscal 2001.


PRODUCTS

         The Company offers a number of electrotherapy devices for rehabilitation, products for chronic and acute pain management and through its Swiss subsidiary, products for athletic training. These products consist of small, portable, battery-powered electrical pulse generators, which are connected by wires to electrodes placed on the skin. Rehabilitation products accounted for approximately 20 percent, 21 percent and 26 percent of revenue for fiscal 2001, 2000 and 1999, respectively. Pain management products accounted for approximately 22 percent, 24 percent and 34 percent of revenue for fiscal 2001, 2000 and 1999, respectively. Consumer products, which come from the Company's Compex subsidiary, accounted for approximately 21 percent and 20 percent of revenue for fiscal 2001 and 2000, respectively. The balance of the Company's revenue resulted from the sale of accessories and supplies used with treatment modalities.

Rehabilitation Products

         The Company offers a variety of electrotherapy products for the rehabilitation market, including neuromuscular stimulators and pulsed direct current devices.

         Neuromuscular Electrical Stimulation (NMES) Devices. NMES devices are designed to facilitate faster recovery and function in diseased or injured muscles and other soft tissues. NMES has proven effective in producing controlled muscle contractions which assist in increasing or maintaining the strength and mobility of a limb and preventing deterioration of muscle tissue. Common uses of NMES therapy include muscle re-education associated with knee injuries; relaxation of muscle spasms in the neck and back, reduction of swelling; reduction of spasticity in children; and increase in range of motion. The Company's NMES products include the NM III(TM), which features 16 preset programs covering the most common applications, and the EMS+2(TM), which includes a unique pulsed direct current waveform. Both devices are ideal for clinical or home use.

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

         CTDX(TM) Electrostimulation System The CTDX system is designed specifically to treat repetitive stress injuries (RSIs) of the wrist and elbow, including carpal tunnel syndrome. These cumulative trauma disorders represent a multibillion-dollar annual workers' compensation cost to U.S. industry. The CTDX system includes the SmartBrace(TM) (wrist) or SmartWrap(TM) (elbow), application-specific electrodes and a CTDX stimulation device. It provides a non-narcotic, noninvasive and conservative treatment for wrist and elbow pain. The system can be effectively used at the work site or in a clinic specializing in occupational and industrial medicine.

         Ortho DX(TM) Electrotherapy System. Introduced in 1998, the Ortho DX Electrotherapy System is designed for post-surgical knee rehabilitation and is comprised of a unique proprietary electromedical stimulator and electrode configuration. It combines both the PDC and NMS waveforms into one stimulator, allowing physicians and therapists to increase local blood circulation to address post-surgical swelling of the knee while simultaneously re-educating and strengthening key muscle groups in the leg. This innovative system reduces the post-surgical treatment time and therefore reduces costs while speeding the recovery time for the patient. The Ortho DX is designed for ease of application and use in hospital settings, in clinics or at home.

Pain Management Products

         The Company offers a wide variety of electrotherapy products for acute and chronic pain management. These include transcutaneous electrical nerve stimulation, interferential stimulators and iontophoresis devices.

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

         The Company also distributes a modified TENS unit, the BabiTENS(R), in the United Kingdom. It is manufactured by the Company for pain control during labor and childbirth. It is distributed through a large pharmacy chain in the United Kingdom and is a widely accepted alternative to narcotic pain management. The use of a TENS device in the European Union does not require a doctor's prescription, although a medical referral is normally required for third-party reimbursement.

         Interferential Stimulation Devices. Interferential is another form of electrical stimulation commonly used in physical therapy. The Company's IF II(TM) interferential stimulator delivers a continuous, high energy output that provides deep tissue penetration directly into the affected area. The IF II is used to reduce pain associated with back problems, joint injuries, overuse injuries as well as many podiatric applications.

         Iontophoretic Drug Delivery System. The Company markets the Iomed(TM) Iontophoretic Drug Delivery System, which is marketed to physicians, physical therapists, and other healthcare specialists treating acute and chronic pain. Iontophoretic delivery involves the use of mild electrical stimulation to enhance the delivery of a medication (usually a local anesthesia) through the electrode into tissue. Iontophoretic drug delivery is noninvasive and does not require the use of a needle or ingestion of medication

Cervical and Lumbar Traction Devices

         The Company markets "The Saunders Cervical Hometrac(R)" and "The Saunders Lumbar Hometrac(R)" devices, which are marketed to physicians, physical therapists, and other healthcare specialists treating neck and back pain. These traction devices use a handheld pump to produce varying pounds of traction to the cervical and lumbar areas of the spine. These devices provide easy, at-home traction and offer a cost-effective option to continuing clinical traction treatments.

Accessories and Supplies

         Users of medical rehabilitation and pain management devices require various accessories and supplies. The Company sells self-adhesive and reusable electrode pads, disposable electrodes, leadwires, batteries, and a power pack that eliminates the need for batteries in some of the Company's devices. The Company purchases all of its electrodes and accessories from outside suppliers. Accessories and supplies, including those provided separately to clinics with initial product rentals, accounted for approximately 37 percent, 37 percent and 42 percent of revenue in fiscal 2001, 2000 and 1999, respectively.


COMPEX SA

         On July 16, 1999, the Company acquired Compex SA, a designer, developer and marketer of home use electrotherapy products for the medical, sports and fitness markets in Europe. Compex, headquartered in Lausanne, Switzerland, was established in 1986. Compex accounted for $16.5 million or 26 percent and $15.7 million or 27 percent of the Company's consolidated net revenue for the years ended June 30, 2001 and 2000, respectively.

         Compex sells a line of clinical products in Europe designed to perform many of the same rehabilitation and pain management functions as the products marketed directly by the Company. These products accounted for sales of $2.2 million or 14 percent and $3.1 million or 20 percent of Compex's consolidated net revenue for the years ended June 30, 2001 and 2000, respectively. Although Compex sells to medical markets in Switzerland, France and Italy, most of its products do not require prescriptions.

         In addition to its products for clinical applications, Compex has developed and markets a line of products for the sports and fitness markets. Unlike the United States, where such muscle stimulation products would require a prescription, Compex markets and sells these products directly to consumers in Europe without prescription. Compex's most popular product, the Compex Sport, is a high-precision muscle stimulator designed to improve the performance of world-class and high-level amateur athletes. Compex Sport both strengthens muscles and encourages muscle recovery after strenuous workouts. A lower cost, less powerful muscle stimulator, the Compex Fitness, is targeted at "weekend athletes" for use in their workout programs.

         The Compex line is sold directly to athletes for strength training and for assisting in muscle recovery after strenuous workouts. The products are customized for both elite athletes and "weekend warriors"; and are sold at specialty sporting goods shops. In France, Switzerland, Germany and Spain, Compex sells its products directly or through subsidiary corporations. In Italy, which accounted for 51 percent of Compex's fiscal 2001 sales, products are offered through an exclusive distribution arrangement.

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

         Key decision makers in recommending use of the Company's products to patients include physical therapists, athletic trainers, occupational therapists, podiatrists, chiropractors, neurologists, dentists, physiatrists, general practitioners and orthopedic surgeons. Historically, the Company had approached these decision makers through a network of home healthcare and specialty equipment dealers. Since the early 1990s, the Company, along with most of the rest of the industry, has emphasized direct rentals and sales to patients through healthcare providers and third-party payors, rather than through dealers. For fiscal 2001 and 2000, direct sales and rentals represented 63 percent of total Company revenue, compared with 87 percent in fiscal 1999. The decrease in the percentage for fiscal 2001 and fiscal 2000 is the result of the acquisition of Compex SA.

         Direct Distribution

         The Company's direct distribution activity offers the Company's products through a nationwide network of independent sales representatives who devote the major portion of their time to the sale of Rehabilicare products. As of June 30, 2001, the direct sales force consisted of 120 representatives. The combined retail sales force calls on about 9,000 active accounts, including physical and occupational therapy clinics, orthopedic groups, sports medicine practices, and other providers of the Company's and competitor's products. In direct distribution, the Company's products generally are placed in clinics on a consignment basis, and subsequently used, rented, and/or sold to patients as needed with the appropriate physician prescription and supervision.

         The Company's billing and support operations for its direct distribution channel are located in Tampa, Florida. These operations include (1) distribution support staff that provides next day service of products and supplies to providers and patients; (2) billing and collecting staff that work with physicians, clinicians and reimbursement agencies to ensure prompt and accurate billing and collection of sales and rental fees for the Company's products; (3) a telemarketing sales staff which follows up with patients to ensure that the product, supplies, and paperwork they have received from the Company meet their needs; and (4) patient care personnel that assist patients in the purchase and reimbursement process.

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

         Wholesale and International

         The Company's products are also sold on a nonexclusive basis to approximately 200 home healthcare and durable medical equipment (DME) dealers. These dealers sell or rent the products to individual users who are referred by a physician, physical therapist, or other medical professional. Wholesale sales amounted to 8% of the Company's revenue in fiscal 2001.

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


NEW PRODUCT DEVELOPMENT

         The Company's research and development efforts during the past year have been directed primarily at developing pain management devices using digital solid state electronics and that may be manufactured at a reduced cost. The SMP-plus and the SX-plus are two digital, TENS devices that were introduced into the market in October of 1999. In September 2001, the Company introduced the ProMax, a new fully-digital version of its TENS product that will replace the Max III product. In addition, that Company has focused on developing enhancements of existing products for use with specific diagnosed medical problems. Successful examples of these development efforts are the Company's CTDX(TM) Electrostimulation System and the Ortho DX(TM) Electrotherapy System.


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

         With the acquisition of Compex SA and the forming of Rehabilicare (UK) Ltd, the Company has now expanded into many European markets. Although Compex's products are well known and marketed currently in six European countries, the Company competes with numerous smaller competitors that vary considerable by each individual country. Compex's fitness products have been subject to increasing competition on the basis of price in a number of these countries. Nevertheless, Compex continues to enhance its products and the Company believes Compex competes favorably on the basis of the size of its product line, higher quality of its products and the range of prices at which its products are offered.


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

         In addition to establishing the rates of reimbursement, HCFA and the agencies that administer Medicare reimbursement require compliance with a detailed set of regulations and forms as a prerequisite to reimbursement. Failure, or alleged failure, to comply with these regulations can result in administrative action and civil action under "whistleblower" statutes such as the action recently settled by the Company.

         As part of the settlement of the whistleblower suit, the Company entered into a five-year Corporate Integrity Agreement ("CIA") with the Office of the Inspector General. The CIA requires that, to the extent that the Company obtains Medicare reimbursement in the future, its operations will be subject to audit and close scrutiny by federal regulatory agencies.

EMPLOYEES

         As of June 30, 2001, the Company has 265 full-time employees in the U.S. This includes 118 employees in sales and marketing, 8 in research and development, 55 in manufacturing, and 84 in finance and administration. Geographically, the Company had 94 employees in its New Brighton facility, 149 employees in Tampa, and 22 employees in various regional U.S. field sales offices.

         As of June 30, 2001, the Company has 88 full-time international employees. This includes 33 in sales and marketing, 10 in research and development, 6 in production, and 39 in finance and administration. Geographically, the Company's international employees include 47 in Switzerland, 22 in France, 7 in Germany, 7 in Spain and 5 in the United Kingdom.

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


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the Company's shareholders during the quarter ended June 30, 2001.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's shares are traded on The Nasdaq Stock Market under the symbol "REHB." The table below sets forth the high and low closing sale prices of the Company's common stock for the periods indicated, as quoted by Nasdaq:



                                                                              High            Low
                                                                              ----            ---

Fiscal year ended June 30, 2001
         First Quarter                                                        $ 3.188         $ 2.438
         Second Quarter                                                         2.969           1.969
         Third Quarter                                                          3.375           2.375
         Fourth Quarter                                                         3.600           2.563


                                                                              High            Low
                                                                              ----            ---
Fiscal year ended June 30, 2000
         First Quarter                                                        $ 4.125         $ 2.875
         Second Quarter                                                         4.469           3.438
         Third Quarter                                                          4.375           2.375
         Fourth Quarter                                                         2.813           2.000



         The last sale price reported by Nasdaq on September 21, 2001 was $2.39 per share. As of September 21, 2001, there were approximately 725 shareholders of record (not including beneficial holders) and the Company estimates there were approximately 3000 beneficial holders.

         The Company has never declared or paid a cash dividend on its common stock. The Board of Directors presently intends to retain all earnings for use in the operation and expansion of the Company's business and therefore does not anticipate paying any cash dividends in the foreseeable future.


ITEM 6.       SELECTED FINANCIAL DATA.


                                                      For the Years Ended June 30,
                              ----------------------------------------------------------------------------------------

                                    2001             2000              1999              1998              1997
----------------------------------------------------------------------------------------------------------------------
Operating results -
   Revenue                    $  62,038,713     $  58,814,672    $  41,795,373      $  33,812,453    $  32,133,707
   Gross profit                  42,474,063        40,851,971       29,847,069         22,676,520       21,897,751
   Net income (loss)              3,319,989         2,202,777        2,859,834         (1,008,683)       1,793,328
----------------------------------------------------------------------------------------------------------------------
Per common share -
   Net income (loss)          $         .31     $         .21    $         .27      $        (.10)   $         .17

----------------------------------------------------------------------------------------------------------------------
Financial data/other -
   Cash                       $     759,611     $   2,227,352    $     561,207      $     919,765    $   2,654,118
   Working capital               22,391,874        21,495,832       21,547,312         19,204,614       19,127,284
   Total assets                  51,495,871        52,707,962       35,699,714         27,060,358       28,471,347
   Shareholders' Equity          28,459,216        25,269,554       23,053,309         20,091,230       21,372,451
   Long-term obligations         10,433,542        13,662,792        4,066,914          3,299,705        3,555,107
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

         On July 19, 1999, the Company acquired all of the outstanding capital stock of Compex SA, a Swiss-based designer, developer and marketer of home use electrotherapy products for the medical, sports and fitness markets in Europe, for cash of approximately $11.0 million. The purchase consideration and transaction costs were allocated as follows:



                   Net assets acquired                                $      1,612,085
                   Goodwill                                                  9,060,772
                   Developed technology                                      1,400,000
                   Existing workforce                                        1,400,000
                   Debt structuring costs                                      346,970
                                                                      ----------------
                                                                      $     13,819,827
                                                                      ================


In accordance with the purchase agreement, the Company also paid to the sellers contingent consideration in fiscal 2000 and 2001 of $2 million.

RESULTS OF OPERATIONS

         The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:



                                                                 Year Ended June 30,
                                                     ------------------------------------------

                                                         2001              2000          1999
                                                     -----------        ---------      --------

Net sales and rental revenue                            100.0%           100.0%        100.0%

Cost of sales and rentals                                31.5             30.5          28.6
                                                       ------           ------        ------

Gross profit                                             68.5             69.5          71.4

Operating expenses
    Selling, general and administrative                  54.1             55.3          57.3
    Research and development                              3.0              2.2           2.1
    Medicare settlement expense                            --              3.6            --
    Non-recurring merger items                             --               --          (0.3)
                                                       ------           ------        ------
       Total operating expenses                          57.1             61.1          59.1
                                                       ------           ------        ------

Income from operations                                   11.4              8.4          12.3

Other expense, net                                        2.0              1.1           1.2

Income tax provision                                      4.0              3.6           4.2
                                                       ------           ------        ------

Net income                                                5.4%             3.7%          6.9%
                                                       ======           ======        ======




COMPARISON OF YEAR ENDED JUNE 30, 2001 TO YEAR ENDED JUNE 30, 2000

          Revenue was $62,039,000 in fiscal 2001, a 6% increase from $58,815,000 in fiscal 2000. The increase was primarily attributable to United States operations where revenue increased 6% in fiscal 2001 over the same period in fiscal 2000. The Company continues its recovery from the impact of a whistleblower lawsuit disclosed in fiscal 2000, which adversely impacted earnings growth during the last half of fiscal 2000. Compex accounted for $16,497,000 of revenue in fiscal 2001, compared to $15,703,000 in fiscal 2000. Revenue from Compex was lower than expected in fiscal 2001 due to the effects of a strengthening U.S. dollar against European currencies, to competitive pressures and to slower than anticipated orders from Compex's Italian distributor.

         Gross profit was $42,474,000 or 68.5% of revenue for the year ended June 30, 2001, compared with $40,852,000 or 69.5% for the year ended June 30, 2000. Cost of sales in fiscal 2000 included a one-time charge of $645,000 related to the step-up in basis inventory recorded in connection with the Compex acquisition. Without that charge, gross profit would have been 70.6% of revenue for fiscal 2000. The current year reduction in gross profit resulted primarily from increased focus on sales of Compex sport products at wholesale prices to retail store outlets, rather than direct to consumers at retail prices. This change in strategy is expected to expand market penetration, but will also likely result in margins that approximate the fiscal 2001 margins.

         Selling, general and administrative expenses increased slightly to $33,566,000 in fiscal 2001 from $32,501,000 in fiscal 2000. As a percentage of revenue, selling, general and administrative expenses declined to 54% in fiscal 2001 from 55% in fiscal 2000. The reductions as a percent of revenue reflect lower selling expenses related to the Compex retail sales strategy and certain economies of scale. The Company expects that selling, general and administrative expenses will continue to decline as a percentage of revenue in future periods as it completes the integration of acquired businesses.

         Research and development expenses increased 44% to $1,886,000 in fiscal 2001, compared to $1,311,000 during the same period in fiscal 2000. This increase reflects expanded new product development activities both in the U.S., particularly related to the ProMax product which was introduced in September 2001 and in Europe where one new sport product was introduced in April 2001. The Company anticipates that research and development expenses will remain relatively constant as a percentage of revenue in future periods.

         Interest expense decreased 20% from $1,600,000 for the year ended June 30, 2000, to $1,277,000 for the year ended June 30, 2001. The decrease resulted from slightly lower interest rates and lower outstanding borrowings under the Company's credit facility. The Company expects interest expense to continue to decline with the declining balance of its indebtedness and lower interest rates in future periods.

         The provision for income taxes for fiscal 2001 is 43% compared to 49% in fiscal 2000. The effective tax rate for fiscal 2000 before the impact of the Medicare lawsuit settlement expense was 42%. The Company now operates in various countries in Europe as well as the United States. Some countries have higher tax rates than the United States as well as different rules on the deductibility of certain expenses and the availability of certain credits for taxes paid to other jurisdictions. In addition, the Company has relocated certain operations and negotiated new agreements with certain European taxing authorities. The Company believes that 43% is a reasonable estimate of the effective rate for fiscal 2001 based on most recent estimates of expected sources of revenue and expenses for the entire year.

         As a result of all the above activity, net income increased from $2,203,000 for the twelve months ended June 30, 2000 to $3,320,000 during the same period in fiscal 2001. Diluted earnings per share increased from $.21 in fiscal 2000 to $.31 in fiscal 2001.


COMPARISON OF YEAR ENDED JUNE 30, 2000 TO YEAR ENDED JUNE 30, 1999

         The Company's revenue increased $17,020,000 or 41% to $58,815,000 in fiscal 2000 from $41,795,000 in fiscal 1999. The increase was primarily attributable to the acquisition of Compex, which accounted for $15,703,000 of revenue in fiscal 2000. U.S. revenue increased 3% in fiscal 2000, primarily as a result of an increase in the number of patient referrals. International business other than Compex was not significant as a percent of total revenue in either year.

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

         Research and development expense increased $444,000 or 51% to $1,311,000 in fiscal 2000 from $867,000 in fiscal 1999, but remained relatively constant at approximately 2% of revenue in both years. The fiscal 2000 expenses include approximately $364,000 incurred by Compex. The Company substantially completed development of a new family of TENS products during fiscal 1999 and anticipates relatively minor increases in the current expenditure level to fund current product enhancement and development programs.

         Results of operations in fiscal 2000 include a $2,094,000 charge for the $1,589,000 of settlement costs, and related legal expenses incurred in connection with the whistleblower suit described above under "legal proceedings." The settlement was accrued as of June 30, 2000 and was paid upon completion of all documentation, including a Corporate Integrity Agreement. Payment was made in fiscal 2001 from available funds under the Company's revolving credit agreement.

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


LIQUIDITY AND CAPITAL RESOURCES

         During the fiscal year ended June 30, 2001, the Company's operations provided cash of $4,164,000, mainly from net income. Significant changes in current assets and liabilities included increases of $372,000 in inventories and $255,000 in accrued liabilities and decreases of $570,000 in accounts payable. The decrease in accounts payable was due mainly to the payment of $1,677,000 for the settlement of the Medicare whistleblower suit.

         The Company used $997,000 in investing activities in fiscal 2001, $717,000 of which represented purchases of property and equipment and increases of rental inventory, and $200,000 of which represented contingent payments on the Compex acquisition.

         The Company's financing activities used $4,029,000 of cash during the twelve-month period ended June 30, 2001, mainly for the repayment of borrowings under its $20,000,000 credit facility. The Company initially borrowed $15,000,000 under the credit facility to finance the Compex purchase and to repay an outstanding note. At June 30, 2001, $10,797,000 is outstanding under the facility.

         Managing receivables represents one of the biggest business challenges to the Company. The process of determining what products will be reimbursed by third party payors and the amounts to be paid for those products is very complex and the reimbursement environment is constantly changing. That risk is spread across many payors throughout the United States. The determination of an appropriate reserve for uncollectable accounts at the end of each reporting period includes various factors including historical trends and relationships and experience with insurance companies or other third party payors. The Company believes that the reserve at June 30, 2001 is adequate to cover future losses on its receivables based on collection history and trends. The provision for uncollectable accounts recorded in the income statement may continue to fluctuate significantly from quarter to quarter as such trends change. The reserve was 29.8% of receivables at June 30, 2001 compared to 25.4% at June 30, 2000. The Company believes that the ratio will be favorably impacted in the future as a result of including receivables from Compex SA and Rehabilicare (UK) Ltd. which are more traditional trade receivables and not dependent on third party payors.

         The Company has no material commitment for capital expenditures. The Company believes that available cash and borrowings under its credit line will be adequate to fund cash requirements for the current fiscal year.


ITEM 7A.      QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding loan balance under its $20 million credit facility bears interest at a variable rate based on the bank's prime rate or LIBOR. Based on the average outstanding bank debt for the year ended June 30, 2001, a 100 basis point change in interest rates would not change interest expense by a material amount.


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

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

              The information contained under the headings "Election of Directors", "Executive Officers" and "Security Ownership of Certain Beneficial Owners and Management-Compliance with section 16(a) of the Securities Exchange Act of 1934" of the Company's definitive proxy statement for its annual meeting of shareholders to be held December 13, 2001 (hereafter the "Proxy Statement"), is incorporated herein by reference.


ITEM 11.      EXECUTIVE COMPENSATION.

              The information under the heading "Executive Compensation" of the Proxy Statement is incorporated herein by reference.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

              The information under the heading "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is incorporated herein by reference.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

              The information contained under the heading "Certain Transactions" of the Proxy Statement is incorporated herein by reference.


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)  1. Financial Statements

              The consolidated financial statements of the Company required by this item are listed in the Index to Consolidated Financial Statements set forth on page 24.

           2. Financial Statement Schedules

              All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the financial statements or the notes thereto.

           3.  Exhibits

Number                   Description
------                   -----------

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

       4.1  Bylaws of the Company (b)

       4.2  1988 Restated Stock Option Plan, as amended (a)

       4.3  1994 Employee Stock Purchase Plan (c)

       4.4  Rehabilicare Inc. 1998 Stock Incentive Plan (i)

      10.1 Construction Loan Agreement dated October 20, 1994 between the Company and Wells Fargo Bank Minnesota, N.A., together with related Real Estate Note; Security Agreement; and Mortgage Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents (d)

      10.2 Agreement for the Loan of Economic Recovery Funds dated October 20, 1994 between the Company and the City of New Brighton, Minnesota, together with $199,900 Note and Mortgage (d)

      10.3 First Amendment dated December 19, 1994 to Agreement for the Loan of Economic Recovery Funds dated October 20, 1994 between the Company and the City of New Brighton, Minnesota, together with $199,900 Note and Mortgage (e)

      10.4 Subordination Agreement dated March 3, 1996 between the City of New Brighton and Twin Cities-Metro Development Company, as authorized representative of the U.S. Small Business Administration (SBA) (e)

      10.5 U.S. Small Business Administration Certified Development Company Program "504" Note dated March 3, 1995 for $786,000 payable by the Company to Twin Cities-Metro Development Company, together with related Loan Agreement, Mortgage and Assignment of Mortgage to SBA
            (e)

      10.6 Assessment Agreement dated April 26, 1994 between the Company and the City of New Brighton and Certification by County Assessor of the County of Ramsey, State of Minnesota (e)

      10.7 $65,000 Limited Revenue Tax Increment Note payable to the Company by the City of New Brighton (e)

      10.8  Form of Severance Pay Agreement (f)

      10.9 Stock Pledge Agreement and Promissory Note dated March 11, 1997 between the Company and David B. Kaysen (h)

     10.10 Credit Agreement dated July 14, 1999 between Rehabilicare Inc. and U.S. Bank National Association. (j)

     10.11 Security Agreement dated July 14, 1999 between Rehabilicare Inc. and U.S. Bank National Association. (j)

     10.12 Stock Pledge Agreement dated July 19, 1999 between Rehabilicare Inc. and U.S. Bank National Association covering all shares of capital stock in Compex SA owned by Rehabilicare Inc. (j)

     10.13 Guarantee dated July 19, 1999 executed by Compex SA in favor of U.S. Bank National Association. (j)

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

                                       REHABILICARE INC.


Dated:  September 28, 2001      By:   /s/ David B. Kaysen
                                      ------------------------------------------
                                          David B. Kaysen
                                          President and Chief Executive Officer


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


                     NAME                                          TITLE                                 DATE
                     ----                                          -----                                 ----




/s/ David B. Kaysen                                  President, Chief Executive Officer       September 28, 2001
-----------------------------------------------
David B. Kaysen
                                                     Vice President of Finance
                                                     (Principal Financial and
/s/ W. Glen Winchell                                 Accounting Officer)                      September 28, 2001
-----------------------------------------------
W. Glen Winchell


/s/ Robert C. Wingrove                               Chairman and Director                    September 28, 2001
-----------------------------------------------
Robert C. Wingrove


/s/ Frederick H. Ayers                               Director                                 September 28, 2001
-----------------------------------------------
Frederick H. Ayers



/s/ W. Bayne Gibson                                  Director                                 September 28, 2001
-----------------------------------------------
W. Bayne Gibson



/s/ Richard E. Jahnke                                Director                                 September 28, 2001
-----------------------------------------------
Richard E. Jahnke



/s/ John H.P. Maley                                  Director                                 September 28, 2001
-----------------------------------------------
John H.P. Maley


                            FINANCIAL STATEMENT INDEX

SCHEDULE                                                                                                       PAGE
--------------------------------------------------------------------------------------------------------    -----------

Report of Ernst & Young LLP                                                                                     24
Report of PricewaterhouseCoopers LLP                                                                            25
Consolidated Balance Sheets as of June 30, 2001 and 2000                                                        26
Consolidated Statements of Operations for the years ended June 30, 2001, 2000 and 1999                          27
Consolidated Statements of Changes in Stockholders' Equity for the years ended June 30,                         28
  2001, 2000 and 1999
Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000 and 1999                          29
Notes to Consolidated Financial Statements                                                                    30-40


                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and
Stockholders of Rehabilicare Inc.


We have audited the accompanying consolidated balance sheets of Rehabilicare Inc. as of June 30, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rehabilicare Inc. at June 30, 2001 and 2000 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.



ERNST & YOUNG LLP



Minneapolis, Minnesota
August 17, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Stockholders of Rehabilicare Inc.


In our opinion, the consolidated statements of operations, of changes in stockholders' equity and of cash flows for the year ended June 30, 1999 present fairly, in all material respects, results of operations and cash flows of Rehabilicare Inc. and its subsidiary for the year ended June 30, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion.



PRICEWATERHOUSECOOPERS LLP



Minneapolis, Minnesota
September 2, 1999

                       REHABILICARE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  AS OF JUNE 30


                                                                              2001                   2000
                                                                       -------------------     -----------------

                                   ASSETS
Current Assets:
   Cash and cash equivalents                                            $    759,611            $  2,227,352
   Receivables, less reserve for uncollectible accounts of $8,062,378     18,998,132              19,268,252
        and $6,575,715
   Inventories -
     Raw materials                                                         2,039,665               1,283,791
     Work in process                                                          55,895                 334,900
     Finished goods                                                        6,552,155               6,817,964
   Deferred tax assets                                                     4,075,317               3,351,294
   Prepaid expenses                                                        2,156,646               1,404,968
                                                                        ------------            ------------
         Total current assets                                             34,637,421              34,688,521

Property, plant and equipment, net                                         5,025,969               5,596,175
Intangible assets, net                                                    11,250,761              12,152,185
Deferred tax assets                                                          460,985                 223,923
Other assets                                                                 120,735                  47,158
                                                                        ------------            ------------
                                                                        $ 51,495,871            $ 52,707,962
                                                                        ============            ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Note payable                                                         $         --            $  1,200,000
   Current maturities of long-term debt                                    2,430,173               2,170,468
   Accounts payable                                                        3,977,308               3,108,514
   Medicare lawsuit payable                                                       --               1,677,021
   Accrued liabilities -
     Payroll                                                                 787,314                 327,856
     Commissions                                                             338,491                 350,893
     Income taxes                                                          1,631,710               1,672,636
     Other                                                                 3,080,551               2,684,301
                                                                        ------------            ------------
         Total current liabilities                                        12,245,547              13,191,689

Long-Term Liabilities:
   Long term-debt                                                         10,433,542              13,662,792
   Deferred tax liabilities                                                  357,566                 583,927
                                                                        ------------            ------------
         Total liabilities                                                23,036,655              27,438,408

Stockholders' Equity:
   Common stock, $.10 par value:  25,000,000 shares authorized;            1,079,206               1,055,871
     issued and outstanding 10,792,060 and 10,558,710 shares,
     respectively
   Preferred stock, no par value: 5,000,000 shares authorized; none
     issued and outstanding                                                       --                      --

   Additional paid-in capital                                             21,420,378              20,873,737
   Less note receivable from officer/stockholder                            (189,417)               (210,417)
   Unearned compensation on restricted stock                                (186,563)                     --
   Accumulated other non-owner changes in equity                            (689,459)               (154,719)
   Retained earnings                                                       7,025,071               3,705,082
                                                                        ------------            ------------
         Total stockholders' equity                                       28,459,216              25,269,554
                                                                        ------------            ------------
                                                                        $ 51,495,871            $ 52,707,962
                                                                        ============            ============




   The accompanying notes are an integral part of these financial statements.

                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE YEARS ENDED JUNE 30


                                                                        2001                    2000                  1999
                                                                   ----------------        ---------------       ---------------

Net sales and rental revenue                                         $62,038,713             $58,814,672           $41,795,373

Cost of sales and rentals                                             19,564,650              17,962,701            11,948,304
                                                                     -----------             -----------           -----------
     Gross profit                                                     42,474,063              40,851,971            29,847,069

Operating expenses:
   Selling, general and administrative                                33,566,340              32,500,805            23,961,728
   Research and development                                            1,885,711               1,310,694               866,698
   Medicare lawsuit expenses                                                  --               2,093,537                    --
   Non-recurring-merger items                                                 --                      --              (108,619)
                                                                     -----------             -----------           -----------
     Total operating expenses                                         35,452,051              35,905,036            24,719,807
                                                                     -----------             -----------           -----------

     Income from operations                                            7,022,012               4,946,935             5,127,262

Other income (expense):
   Interest expense                                                   (1,276,623)             (1,599,642)             (499,297)
   Gain on sale of building                                                   --               1,075,680                    --
   Other                                                                  78,600                 (81,196)              (18,131)
                                                                     -----------             -----------           -----------
     Income before income taxes                                        5,823,989               4,341,777             4,609,834

Income tax provision                                                   2,504,000               2,139,000             1,750,000
                                                                     -----------             -----------           -----------
     Net income                                                      $ 3,319,989             $ 2,202,777           $ 2,859,834
                                                                     ===========             ===========           ===========

Net income per common and common
equivalent share

     Basic                                                           $       .31             $       .21           $       .27
                                                                     ===========             ===========           ===========

     Diluted                                                         $       .31             $       .21           $       .27
                                                                     ===========             ===========           ===========


Weighted average number of shares outstanding
      Basic                                                           10,638,422              10,543,978            10,471,807
                                                                     ===========             ===========           ===========
      Diluted
                                                                      10,692,866              10,615,142            10,529,422
                                                                     ===========             ===========           ===========




   The accompanying notes are an integral part of these financial statements.

                       REHABILICARE INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           FOR THE YEARS ENDED JUNE 30


                                                                                                          Note          Unearned
                                                         Common Stock                                  Receivable     Compensation
                                                         ------------                 Additional      From Officer/    Restricted
                                                     Shares         Amount         Paid-In Capital     Stockholder        Stock
                                                     ------         ------         ----------------   --------------   ------------

Balance, June 30, 1998                             10,443,369   $  1,044,337         $ 20,641,922      $ (237,500)    $          --
  Net income                                               --             --                   --              --                --
  Translation adjustments                                  --             --                   --              --                --

   Total comprehensive income                              --             --                   --              --                --
  Exercise of stock options and related
   tax benefits                                        27,901          2,790               47,898              --                --
  Common stock issued through Employee
   Stock Purchase Plan                                 23,638          2,364               50,830              --                --
                                               --------------    -----------         ------------      ----------     -------------

BALANCE, June 30, 1999                             10,494,908      1,049,491           20,740,650        (237,500)               --
  Net income                                               --             --                   --              --                --
  Translation adjustments                                  --             --                   --              --                --

   Total comprehensive income                              --             --                   --              --                --
  Exercise of stock options and related
    tax benefits                                       26,766          2,677               33,500              --                --
  Common stock issued through Employee
    Stock Purchase Plan                                37,036          3,703               99,587              --                --
  Payments on note receivable                              --             --                   --          27,083                --
                                               --------------    -----------         ------------      ----------     -------------

BALANCE, June 30, 2000                             10,558,710      1,055,871           20,873,737        (210,417)               --
  Net income                                               --             --                   --              --                --
  Translation adjustments                                  --             --                   --              --                --

   Total comprehensive income                              --             --                   --              --                --
  Exercise of stock options and related
    tax benefits                                        8,158            816               20,185              --                --
  Common stock issued through Employee
    Stock Purchase Plan                                45,192          4,519               94,456              --                --
  Issuance of restricted stock                        180,000         18,000              432,000              --          (450,000)
  Amortization of unearned compensation                    --             --                   --          21,000           263,437
  Payments on note receivable                              --             --                   --              --                --
                                               --------------    -----------         ------------      ----------     -------------
Balance, June 30, 2001                             10,792,060    $ 1,079,206         $ 21,420,378      $ (189,417)    $    (186,563)
                                               ==============    ===========         ============      ==========     =============


                                                                                Accumulated
                                                                                 Other Non-
                                                                                   Owner                                   Total
                                                                                 Changes in         Retained          Stockholders'
                                                                                   Equity           Earnings             Equity
                                                                               --------------    ---------------    ----------------

Balance, June 30, 1998                                                          $         --      $ (1,357,529)       $ 20,091,230
  Net income                                                                              --         2,859,834           2,859,834
  Translation adjustments                                                             (1,637)               --              (1,637)
                                                                                                                      ------------
   Total comprehensive income                                                             --                --           2,858,197
  Exercise of stock options and related
   tax benefits                                                                           --                --              50,688
  Common stock issued through Employee
   Stock Purchase Plan                                                                    --                --              53,194
                                                                                ------------      ------------         -----------

Balance, June 30, 1999                                                                (1,637)        1,502,305          23,053,309
  Net income                                                                              --         2,202,777           2,202,777
  Translation adjustments                                                           (153,082)                             (153,082)
                                                                                                                       -----------
   Total comprehensive income                                                             --                --           2,049,695
  Exercise of stock options and related
    tax benefits                                                                          --                --              36,177
  Common stock issued through Employee
    Stock Purchase Plan                                                                   --                --             103,290
  Payments on note receivable                                                             --                --              27,083
                                                                                ------------      ------------         -----------

Balance, June 30, 2000                                                              (154,719)        3,705,082          25,269,554
  Net income                                                                              --         3,319,989           3,319,989
  Translation adjustments                                                           (534,740)               --            (534,740)
                                                                                                                       -----------
   Total comprehensive income                                                             --                --           2,785,249
  Exercise of stock options and related
    tax benefits                                                                          --                --              21,001
  Common stock issued through Employee
    Stock Purchase Plan                                                                   --                --              98,975
  Issuance of restricted stock                                                            --                --                  --
  Amortization of unearned compensation                                                                                    263,437
  Payments on note receivable                                                             --                --              21,000
                                                                                ------------      ------------         -----------
Balance, June 30, 2001                                                          $   (689,459)     $  7,025,071         $28,459,216
                                                                                ============      ============         ===========



   The accompanying notes are an integral part of these financial statements.

                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED JUNE 30


                                                                     2001                2000               1999
                                                               ------------------   ---------------    --------------
Operating Activities:
   Net income -                                                   $  3,319,989       $  2,202,777       $  2,859,834
        Adjustments to reconcile net income to net cash
        provided by operating activities -
         Gain on sale of building                                           --         (1,075,680)                --
         Depreciation and amortization                               2,300,466          1,979,343            809,247
         Amortization of unearned compensation                         263,437                 --                 --
         Non-recurring merger items                                         --                 --           (266,156)
         Change in deferred taxes                                   (1,065,066)        (1,302,656)           120,104
         Minority interest                                                  --            (24,681)            24,681
         Changes in current assets and liabilities -
           Receivables                                                 (11,359)           142,142         (2,839,037)
           Inventories                                                (372,426)         2,013,480           (938,459)
           Prepaid expenses
           Accounts payable                                             43,810           (713,706)          (283,503)
           Accrued liabilities                                        (569,991)          (596,905)           319,758
               Net cash provided by operating activities               255,330          2,723,964            461,209
                                                                  ------------       ------------       ------------
                                                                     4,164,190          5,348,078            267,678
                                                                  ------------       ------------       ------------
Investing Activities:



   Purchase of property and equipment                                 (716,654)        (1,233,028)          (786,802)
   Cash paid in asset acquisitions, net of cash received              (200,000)       (13,034,143)        (3,699,763)
   Disposal of property, plant and equipment, net                           --          1,696,429                 --
   Increase in other assets                                            (80,703                 --             (8,487)
                                                                  ------------       ------------       ------------
         Net cash used in investing activities                        (997,357)       (12,570,742)        (4,495,052)
                                                                  ------------       ------------       ------------


Financing Activities:
   Proceeds from new financing                                              --         15,000,000          2,500,000
   Principal payments on long-term obligations                      (2,948,545)        (4,958,677)        (1,135,066)
   Proceeds from (payments on) line of credit, net                  (1,200,000)        (1,200,000)         2,400,000
   Proceeds from issuance of stock options                              21,001             36,177             50,688
   Proceeds from employee stock purchase plan                           98,975            103,290             53,194
                                                                   -----------        -----------        -----------
      Net cash provided by (used in) financing activities           (4,028,569)         8,980,790          3,868,816
      Effect of exchange rates on cash and cash equivalents           (606,005)           (91,981)                --
                                                                   -----------        -----------        -----------
      Net increase (decrease) in cash and cash equivalents          (1,467,741)         1,666,145           (358,558)




Cash and Cash Equivalents at Beginning of Year                       2,227,352            561,207            919,765
                                                                   -----------        -----------        -----------
Cash and Cash Equivalents at End of Year                           $   759,611        $ 2,227,352        $   561,207
                                                                   ===========        ===========        ===========

Supplemental Cash Flow Information:
         Interest paid                                             $ 1,276,610        $ 1,512,613        $   423,978
                                                                   ===========        ===========        ===========

         Income taxes paid                                         $ 3,383,228        $ 2,093,488        $ 1,670,897
                                                                   ===========        ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                       REHABILICARE INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

REVENUE RECOGNITION

         Rehabilicare Inc. (the "Company") generates revenue in the United States from sales of its products to medical equipment dealers and from rental or sales directly to patients and health care providers. In Europe and other international markets, revenue is generated from sales to health care providers and to sport shops. Revenue is recognized at the time of shipment to dealers, health care providers and sport shops or upon notification from a health care provider that equipment has been prescribed and provided to a patient. All revenue is recognized net of estimated sales allowances and returns.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Rehabilicare Inc., and its subsidiaries. All significant inter-company transactions and accounts have been eliminated.

PROVISION FOR UNCOLLECTIBLE ACCOUNTS

         Revenue from rental and sale of products directly to patients and health care providers accounted for approximately 64 percent of total revenue in fiscal 2001, 63 percent in fiscal 2000 and 87 percent in 1999. A significant portion of the related receivables are from insurance companies or other third-party reimbursing agents. The nature of these receivables within this industry has typically resulted in long collection cycles. The Company establishes a reserve for uncollectible accounts based upon various factors, including credit risk of specific insurance carriers, historical trends, patient responsibility and other information.

USE OF ESTIMATES

         Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates. The most significant management estimates used in the preparation of the financial statements are associated with the reserves established for sales returns and uncollectible accounts and reserves for inventory obsolescence.

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

         Building                                              39 years
         Office furniture and equipment                      3-10 years
         Production equipment                                 3-5 years
         Clinical and rental equipment                          5 years

INTANGIBLE ASSETS

         Intangible assets consist primarily of goodwill, customer lists, the value of acquired workforce and internally developed technology. These assets are being amortized using the straight-line method over estimated useful lives ranging from 5 to 20 years. The Company periodically reviews intangible assets for indications of impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 121. The amount of any impairment loss recorded would be measured as the amount by which the carrying value of the assets exceeded the fair value of the assets.

RESEARCH AND DEVELOPMENT

         Research and development costs are expensed when incurred.

STOCK-BASED COMPENSATION

         The Company has adopted the disclosure-only provisions of SFAS No. 123, which disclosures are presented in Note 7. Accordingly, the Company continues to account for stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion (APB) No. 25 and related Interpretations.

EARNINGS PER SHARE

         Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potential dilutive common shares been issued. Potential dilutive shares of common stock include stock options and other stock-based awards granted under stock-based compensation plans.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments primarily consist of cash, receivables and payables for which current carrying amounts approximate fair market value. Additionally, interest rates on outstanding borrowings are at rates which approximate market rates for borrowings with similar terms and average maturities.

FOREIGN CURRENCY TRANSLATION

         Assets and liabilities are translated to United States dollars at year-end exchange rates. Elements of the statement of operations are translated at average exchange rates in effect during the year. Foreign currency transaction gains and losses are included in the statement of operations as selling, general and administrative expense. Adjustments arising from the translation of most net assets located outside the United States (gains and losses) are recorded as a component of accumulated other non-owner changes in equity.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The Company will adopt the standards in the first quarter of 2002. The impact of adopting the standards and stopping the amortization of goodwill will result in a decrease of amortization expense of approximately $850,000 based on the current levels of goodwill.

SHIPPING AND HANDLING COSTS

         Shipping and handling costs related to unit and supplies fulfillment services are included in cost of goods sold.

RECLASSIFICATION

         Certain prior year items have been reclassified to conform with the current year presentation.

SELECTED FINANCIAL STATEMENT DATA


                                                                           As of June 30
                                                                --------------------------------------
                                                                    2001                      2000
                                                                ------------              ------------
        Property, plant and equipment -
          Land                                                  $    150,000              $    150,000
          Buildings                                                1,683,614                 1,683,614
          Clinical and rental equipment                            1,571,049                 1,356,347
          Production equipment                                     3,301,856                 2,658,929
          Office furniture and equipment                           6,701,427                 6,028,882
                                                                ------------              ------------
                                                                  13,407,946                11,877,772
          Less accumulated depreciation                           (8,381,977)               (6,281,597)
                                                                ------------              ------------
              Net property, plant and equipment                 $  5,025,969              $  5,596,175
                                                                ============              ============


         Included in the Company's consolidated balance sheet at June 30, 2001 are net property, plant and equipment of the Company's foreign operations, which are located in Europe and which total $1,296,847.


                                                                    2001                      2000
                                                                ------------              ------------
        Intangible assets -
            Goodwill                                            $  9,060,772              $  8,860,772
            Technology                                             1,400,000                 1,400,000
            Workforce                                              1,400,000                 1,400,000
            Debt structuring costs                                   346,970                   346,970
            Customer lists                                         1,043,748                 1,043,748
            Patents                                                   36,716                    36,716
                                                                ------------              ------------
                                                                  13,088,206                13,288,206
            Less accumulated amortization                         (2,037,445)                 (936,021)
                                                                ------------              ------------
               Net intangible assets                            $ 11,250,761              $ 12,152,185
                                                                ============              ============

2.       ACQUISITION OF COMPEX:

         On July 16, 1999, the Company acquired substantially all the assets of Compex SA, a Swiss-based medical products company, for cash of approximately $11 million. In connection with the acquisition, the purchase consideration and transaction costs were allocated as follows:


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
                                                                              -----------
                                                                              $13,819,827
                                                                              ===========

         Included in goodwill are contingent payments, made during fiscal 2001 and 2000, to the former Compex shareholders in the aggregate amount of $2 million.

         Pro forma operating results for fiscal 2000 are not separately presented due to the short time frame that Compex's results are not included in the Company's consolidated results. Pro forma operating results as if Compex had been acquired at the beginning of fiscal 1999 are as follows (unaudited):


                                                                       1999
                                                                   -----------
                    Net revenue                                    $51,378,000
                    Income before taxes                              3,416,000
                    Net income                                       1,998,000
                    Earnings per share -
                        Basic                                              .19
                        Diluted                                            .19

3.       SALE OF BUILDING

         In fiscal 2000, the Company recorded a gain on the sale of a building in the amount of $1,075,680. The company exercised its option to purchase that building in the first quarter of fiscal 1999 and closed the purchase and immediate sale in July 1999.

4.       NOTES PAYABLE AND LONG-TERM DEBT:

         In conjunction with its acquisition of Compex SA, the Company entered into a new $20,000,000 credit facility which provides for both term and revolving borrowings at varying rates based either on the bank's prime rate or LIBOR. The initial term loan of $15,000,000 was used to fund the acquisition and repay the balance of a mortgage note and a revolving loan provided under a credit facility with another bank. As of June 30, 2001, there were no borrowings outstanding on the $5,000,000 revolving credit line.

         Borrowings under the new facility are secured by substantially all assets of the Company other than those pledged as collateral on existing lease or mortgage obligations. The interest rate on the term loan was 6.34% at June 30, 2001 and the weighted average rate on borrowings under the revolving line of credit was 7.00%.

         The Company was in compliance with all financial covenants in its credit agreement as of June 30, 2001.

         Selected data on the Company's borrowings under its revolving line of credit is shown below:


                                                            2001                    2000
                                                         ----------              ----------
            Average balance outstanding                  $  463,000              $1,306,000
            Maximum balance outstanding                   2,000,000               3,000,000
            Weighted average interest rate                     8.73%                   8.63%

5.       LONG-TERM DEBT:

Long-term obligations at June 30 consisted of the following


                                                                                           2001                2000
                                                                                       ------------        ------------
Term loan, principal payments due on a quarterly basis and interest due in monthly installments through June 2004; interest at the bank reference rate or LIBOR plus a margin (6.34% at June 30, 2001);
collateralized by substantially all assets of the Company other than
those pledged as collateral on existing lease or mortgage                              $ 10,797,000        $ 13,400,000
obligations.

Mortgage note payable, principal and interest due in monthly installments through May 2015; interest at 7.37%;
collateralized by the Company's land and building.                                          649,020             675,148

Mortgage note payable, principal and interest due in monthly installments through May 2005 and a balloon payment at that
date; interest at 9.56%; collateralized by the Company's land
and building.                                                                               659,180             680,806

Capital lease obligations                                                                   709,140           1,027,931

Other                                                                                        49,375              49,375
                                                                                       ------------        ------------
                                                                                         12,863,715          15,833,260
Less current maturities                                                                  (2,430,173)         (2,170,468)
                                                                                       ------------        ------------
                                                                                       $ 10,433,542        $ 13,662,792
                                                                                       ============        ============

         Under terms of the various loan agreements, the Company must meet certain financial covenants, including maintaining certain levels of stockholders' equity and meeting or exceeding certain financial ratios. As of June 30, 2001, the Company was in compliance with all such covenants.

         Future maturities due in each fiscal year with respect to long-term debt, excluding obligations under capital leases, are as follows:


                 2002                                             $  2,051,905
                 2003                                                2,256,424
                 2004                                                6,658,345
                 2005                                                   66,701
                 2006                                                   72,535
                 Thereafter                                          1,048,665
                                                                  ------------
                                                                  $ 12,154,575
                                                                  ============

LEASES

         The Company has commitments under various operating and capital leases which bear interest at rates ranging from 4.95% to 13.58% and are payable in monthly installments through various dates. Future minimum lease payments under non-cancelable operating and capital leases are as follows:


                                                            Capital                   Operating
                                                            Leases                      Leases
                                                          ---------                  ----------
           2002                                            $420,157                  $  232,995
           2003                                             231,326                     239,994
           2004                                             117,647                     247,184
           2005                                                  --                     254,599
           2006                                                  --                     262,237
           Thereafter                                            --                     810,322
                                                          ---------                  ----------
      Total future minimum lease payments                   769,130                  $2,047,331
      Less amount representing interest                     (59,990)                 ==========
      Present value of net minimum lease payments         ---------
      Less current portion                                  709,140
      Long-term capital lease obligation                   (378,268)
                                                          ---------
                                                          $ 330,872
                                                          =========

         Rent expense for operating leases for fiscal 2001, 2000 and 1999 was $431,226, $454,130 and $156,381, respectively.

6.       INCOME TAXES:

         Deferred income taxes represent the tax effects of timing differences in the recognition of revenue and expenses for financial reporting and income tax purposes. Federal tax credits are recorded as a reduction of income tax expense in the year the credits are utilized.

         The following summarizes the components of the provision for taxes:


                                             2001                  2000                 1999
                                          -----------          -----------          -----------
     Currently payable -
       Federal                            $ 2,647,161          $ 1,950,488          $ 1,458,000
       State                                  751,853              329,793              172,000
       Foreign                                292,434            1,161,375                   --
       Deferred                            (1,187,448)          (1,302,656)             120,000
                                          -----------          -----------          -----------
                                          $ 2,504,000          $ 2,139,000          $ 1,750,000
                                          ===========          ===========          ===========

         A reconciliation of the Company's reported provision for income taxes as compared to that using statutory federal rates follows:


                                             2001                  2000                 1999
                                          -----------          -----------          -----------
       Statutory rate                     $ 1,980,156          $ 1,476,204          $ 1,567,344
       State taxes                            332,421              232,697              170,564
       Nondeductible goodwill                 331,304              297,784                   --
       Nondeductible payment                       --              255,000                   --
       Foreign                               (129,608)            (209,911)                  --
       Other                                  (10,273)              87,226               12,092
                                          -----------          -----------          -----------
                                          $ 2,504,000          $ 2,139,000          $ 1,750,000
                                          ===========          ===========          ===========


                                                                       2001                  2000
                                                                    -----------          -----------
          Deferred tax benefits (liabilities) arising from -
            Reserve for uncollectible accounts                      $ 3,770,528          $ 2,630,286
            Accruals and other reserves                                 (79,689)            (370,148)
            Depreciation                                                103,501               67,600
            Inventory                                                   384,396              439,344
            Other                                                            --              224,208
                                                                    -----------          -----------
                                                                    $ 4,178,736          $ 2,991,290
                                                                    ===========          ===========

7.       STOCKHOLDERS' EQUITY:

STOCK OPTIONS

         The Company has 925,000 shares of its common stock reserved under its 1988 Restated Stock Option Plan and 400,000 shares reserved under its 1998 Stock Incentive Plan for issuance to key employees, consultants, or other persons providing valuable services to the Company. Options are granted at prices not less than the fair market value on the date of grant and are exercisable in cumulative installments over a term of five years.

         The following table summarizes information with respect to such plans as of June 30, 2001:


                                                    Weighted Average
                                                     Exercise Price           Number of Shares
                                                    ----------------          ----------------
Balance outstanding at June 30, 1998                 $         2.90                832,508
  Granted                                                      2.42                193,500
  Exercised                                                    1.81                (27,901)
  Canceled                                                     2.76               (364,584)
                                                     --------------               --------

Balance outstanding at June 30, 1999                 $         2.89                633,523
  Granted                                                      3.48                162,500
  Exercised                                                    2.19                (61,199)
  Canceled                                                     2.29                (14,132)
                                                     --------------               --------

Balance outstanding at June 30, 2000                 $         3.10                720,692
  Granted                                                      2.53                175,000
  Exercised                                                    2.57                 (8,158)
  Canceled                                                     3.38               (119,508)
                                                     --------------               --------

Balance outstanding at June 30, 2001                 $         2.93                768,026
                                                                                  ========
Exercisable at June 30, 2001                         $         3.08                357,027
                                                                                  ========

Available for grant at June 30, 2001                                               490,480
                                                                                  ========


                                           Stock Options Outstanding           Stock Options Exercisable
                                           --------------------------          -------------------------
                                                            Weighted                           Weighted
                                          Weighted           Average                            Average
                                           Average          Exercise                           Exercise
   Range of                               Remaining           Price                              Price
Exercise Price           Shares        Contractual Life     Per Share           Shares         Per Share
--------------           ------        ----------------     ---------           ------         ---------
$1.51 to $2.19            26,632           2.5 Years           $ 2.09            11,632           $ 1.96
$2.25 to $3.13           454,749           4.4 Years             2.64           173,375             2.78
$3.25 to $4.00           274,572           3.0 Years             3.41           159,947             3.39
$4.25 to $5.88            12,073           0.9 Years             4.53            12,073             4.53
                         -------                                                -------
                         768,026                                                357,027
                         =======                                                =======

         Had compensation expense for the Company's stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                        2001                 2000                1999
                                                    -------------       -------------       -------------
Net Income                     As reported          $   3,319,989       $   2,202,777       $   2,859,834
                               Pro forma                3,214,544           2,036,184           2,689,542

Basic earnings per share       As reported                    .31                 .21                 .27
                               Pro forma                      .30                 .26                 .19

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

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999: dividend yield of 0%; expected volatility of 61.6%, 62.0% and 54.20%; risk-free interest rate of 5.45%, 6.2% and 5.31%; and expected lives of 5 years.

         The weighted-average fair value per option at the date of grant for options granted in 2001, 2000 and 1999 was $1.68, $1.66 and $1.35, respectively.

         The Company loaned a total of $237,500 to an officer, $189,417 which was outstanding as of June 30, 2001, for the exercise of certain stock options. This loan is secured by a promissory note and a pledge of the stock purchased and bears interest at the bank's prime rate (7.0% on June 30, 2001). Payments are due quarterly, including accrued interest.

STOCK PURCHASE PLAN

         The Company has reserved 200,000 authorized shares of its common stock for issuance under its Employee Stock Purchase Plan. All full-time employees are eligible to participate in the plan by having amounts deducted from their earnings.

RESTRICTED STOCK GRANTS

On July 19, 2000, the Company issued 180,000 shares of restricted stock grants to certain key employees. The restricted shares were issued at $2.50 per share which was the fair market value of the Company's stock on the date of grant. The effect of the restricted stock grant is to increase the issued and outstanding shares of the Company's common stock. Deferred compensation was recorded for the restricted stock grants on the date of grant, which will be amortized over the restricted stock vesting period. Restricted stock awarded may not be voluntarily or involuntarily sold, assigned, transferred, pledged or encumbered during the restricted period. Of the restricted shares, 25% vested immediately, and the remaining shares vest 25% per year over a four-year period. During the year ended June 30, 2001, the Company recognized $263,437 in selling, general and administrative expense associated with the restricted stock grant.

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

         In late January 2001, Rehabilicare was served with documents in connection with a products liability case brought in the California Superior Court for Solano County. Until receipt of these documents, Rehabilicare had no record of the proceedings. The case involved a product liability claim for burns allegedly suffered by plaintiff through the use of a stimulation unit that was allegedly manufactured by Rehabilicare. The action alleged damages for medical expenses of approximately $1,000, for future medical expenses of approximately $270,000 and for punitive damages and pain and suffering of approximately $2 million. The action apparently progressed to the entry of a default judgment on January 11, 2001 against Rehabilicare for failing to respond to pleadings.

         In March 2001, Rehabilicare moved in Solano County court to set aside the default judgment on various grounds, including irregularities in the filings and other matters. Because the appeal period with respect to the default judgment would have lapsed prior to the hearing on its motion in Solano County, Rehabilicare also appealed the judgment to the California Court of Appeals. The Solano County Court, however, refused to act on Rehabilicare's motion because of the pendency of the appeal. Rehabilicare believes the judgment is void or otherwise improper, has obtained a stay of execution of the judgment in both California and Minnesota and intends to vigorously pursue available actions, including its appeal, to set aside the judgment. Because of the uncertainty surrounding the ultimate outcome of the case, no amount has been accrued in the financial statements.

         The Company is a party to other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not have a material impact on the financial position or results of operations of the Company.

401(K) PLAN

         The Company has a 401(k) plan in which substantially all employees are eligible to participate. Participants may contribute from 1% to 20% of eligible earnings to the plan. Company contributions are 50% of the first 6% contributed by the employee. In addition, the Company may make additional discretionary contributions to the plan as determined annually. The Company contributed $193,617, $176,577 and $98,059 to the plan for the years ended June 30, 2001, 2000 and 1999, respectively.

9.       SEGMENT INFORMATION:

         Rehabilicare and its consolidated subsidiaries operate in one reportable segment, the manufacture and distribution of electromedical pain management and rehabilitation products. The Company's chief operating decision makers use consolidated results to make operating and strategic decisions. Net revenue from United States and foreign sources (primarily Europe) was as follows:


                                                                Year ended June 30
                                          -------------------------------------------------------------
                                             2001                      2000                      1999
                                          -----------              -----------              -----------
  U.S. revenue                            $44,435,030              $41,893,749              $40,867,574
  Foreign revenue                          17,603,683               16,920,923                  927,799
                                          -----------              -----------              -----------
    Total                                 $62,038,713              $58,814,672              $41,795,373
                                          ===========              ===========              ===========

Net revenue by product line was as follows:


                                                              Year ended June 30
                                          -------------------------------------------------------------
                                              2001                     2000                    1999
                                          -----------              -----------              -----------
  Rehabilitation products                 $12,096,113              $12,057,500              $10,946,399
  Pain management                          13,697,753               14,038,541               15,103,020
  Consumer products                        12,998,063               11,934,370                       --
  Accessories and supplies                 23,246,784               20,784,261               15,745,954
                                          -----------              -----------              -----------
    Total                                 $62,038,713              $58,814,672              $41,795,373
                                          ===========              ===========              ===========

         During fiscal 2001, one customer accounted for approximately 13% of total consolidated revenue. This customer represented approximately 4% of total accounts receivable at June 30, 2001.

10.      QUARTERLY DATA (UNAUDITED):


                                                          For the Year Ended June 30, 2001
                             -------------------------------------------------------------------------------------------
                                First              Second               Third              Fourth
                               Quarter             Quarter             Quarter             Quarter              Total
                             -----------         -----------        ------------         -----------         -----------
Revenue                      $15,067,647         $15,028,717        $ 15,171,676         $16,770,673         $62,038,713
Gross profit                  10,317,807          10,382,360          10,348,858          11,425,038          42,474,063
Net income                     1,122,178             822,085             861,974             513,752           3,319,989

Net income per
common share -
    Basic                            .10                 .08                 .08                 .05                 .31
    Diluted                          .10                 .08                 .08                 .05                 .31


                                                            For the Year Ended June 30, 2000
                             -------------------------------------------------------------------------------------------
                                First              Second              Third               Fourth
                               Quarter             Quarter            Quarter              Quarter              Total
                             -----------         -----------        ------------         -----------         -----------
Revenue                      $13,876,212         $14,778,144        $ 13,949,721         $16,210,596         $58,814,673
Gross profit                   9,277,406          10,670,659           9,808,443          11,095,463          40,851,971
Net income                     1,434,296           1,231,828             669,416          (1,132,763)          2,202,777
  (loss)

Net income
  (loss) per
common share -
    Basic                            .13                 .12                 .06                (.10)                .21
    Diluted                          .13                 .12                 .06                (.10)                .21