Form 10-K405/A
period 2001-06-30
REHABILICARE INC
filed 2001-10-29
CIK 64578

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K A1


                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended June 30, 2001

                          Commission File Number 0-9407

                                REHABILICARE INC.


      MINNESOTA                                           41-0985318
----------------------                           -------------------------------
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

Check if disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The Company's revenues for the Fiscal Year Ended June 30, 2001 totaled $62,038,713.

The aggregate market value of voting stock held by non-affiliates of registrant as of September 21, 2001 was approximately $24,822,050 (based upon the last sale price of such stock on such date as reported by the NASDAQ National Market System). The number of shares of the Company's $.10 par value common stock outstanding as of September 21, 2001 was 10,815,945.

Transitional Small Business Disclosure Format (Check One):

Yes       No   X
    ----     -----


================================================================================

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


DIRECTORS

                                                          Principal occupation and business
        Name              Age      Director since          experience for past five years
---------------------    ------    ---------------    ------------------------------------------
Frederick H. Ayers        62            1998          President of F.H. Ayers,  Inc. (a private
                                                      investment company) since 1985; director
                                                      of Staodyn, Inc. from 1984 to 1998

W. Bayne Gibson           76            1998
                                                      Commercial real estate sales and Independent
                                                      business consultant since 1997; President,
                                                      Chief Executive Officer and Chairman of the
                                                      Board of Staodyn, Inc. from 1984 to 1996

Richard E. Jahnke         52            1997
                                                      President and Chief Executive Officer of
                                                      Angeion Corporation since January 2000
                                                      after its acquisition of Medical Graphics
                                                      Corporation; President and Chief Executive
                                                      Officer of Medical Graphics Corporation (a
                                                      manufacturer of non-invasive medical
                                                      diagnostic systems) from 1998 to 2000;
                                                      President and Chief Operating Officer of
                                                      CNS, Inc. (a manufacturer of consumer
                                                      products) from 1993 to 1998

David B. Kaysen           52            1992          President and Chief Executive Officer of
                                                      the Company since March 1992

John H.P. Maley           66            1996          Chairman of Magister Corporation (a
                                                      developer and marketer of consumer
                                                      healthcare products) since July 1995;
                                                      Chairman and Chief Executive Officer of
                                                      Chattanooga Group (a manufacturer of
                                                      physical therapy products) from 1976 to
                                                      1995

Robert C. Wingrove        69            1972          Chairman of the Board of the Company
                                                      since 1984; Chief Technical Officer of
                                                      the Company from 1990 to 2001

COMPENSATION OF DIRECTORS

Directors who are not also officers or employees of the Company receive fees of $2,000 per quarter. The chair of each committee receives an additional fee of $500 annually. In addition, each non-employee director is granted an option each July 1 to purchase 2,500 shares of the Company's common stock under its 1998 Stock Incentive Plan. The exercise price of such options is the fair market value of the common stock on the date of grant and the options vest over a seven year period from the date of grant.

The Company knows of no arrangements or understandings between a director or nominee and any other person pursuant to which he has been selected as a director or nominee. There is no family relationship between any of the nominees, directors or executive officers of the Company.

 EXECUTIVE OFFICERS


         Name                  Age                           Position
-----------------------      --------     ---------------------------------------------
David B. Kaysen                52         President and Chief Executive Officer

W. Glen Winchell               54         Vice President of Finance and Chief Financial
                                          Officer

William J. Sweeney             58         Vice President of Sales and Marketing

Wayne K. Chrystal              51         Vice President of Manufacturing Operations

See the biographical information on Mr. Kaysen under Directors.

William J. Sweeney started with the Company as Vice President of Sales and Marketing in April 1996. From June 1993 to April 1996, he was employed by CIRCON Corporation and Surgitek, Inc. (a company acquired by CIRCON Corporation), both manufacturers of surgical products, most recently as Corporate Business Development Manager.

W. Glen Winchell has been Vice President of Finance and Chief Financial Officer since September 1993.

Wayne K. Chrystal joined the Company as Vice President of Operations in May 1999. From 1973 to 1998 he was employed by Deluxe Corporation, a supplier of checks and electronic payment services, most recently as Vice President responsible for operations and human resources in various business units.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors and persons who beneficially own more than 10 percent (10%) of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (SEC). Executive officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file. The Company believes that its executive officers and directors complied with all applicable Section 16(a) filing requirements during and with respect to the fiscal year ended June 30, 2001.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth the cash and noncash compensation awarded to or earned by the Chief Executive Officer of the Company and each executive officer of the Company who earned salary and bonus in excess of $100,000 during the fiscal year ended June 30, 2001.

SUMMARY COMPENSATION TABLE


                                  Annual Compensation              Long-Term
                                -------------------------       Compensation(1)   All Other
       Name and                                                 ---------------  Compensation
  Principal Position     Year    Salary    Bonus    Other          Options(2)         (3)
-----------------------  ----   --------  --------  -----       ---------------- ------------
David B. Kaysen          2001   $307,514  $145,000     --            25,000        $5,250
  President and Chief    2000    300,357        --     --            30,000         9,496
  Executive Officer      1999    220,212   131,800     --            25,000           786

W. Glen Winchell         2001   $167,500   $48,000     --            15,000        $4,800
  Vice President of      2000    162,462        --     --            20,000         3,354
  Finance and Chief      1999    142,250    51,500     --            40,000           804
  Financial Officer

William J. Sweeney       2001   $156,404   $46,912     --            15,000        $4,459
  Vice President of      2000    147,846        --     --            15,000         3,015
  Sales And Marketing    1999    127,115    31,800     --            10,000           750

Wayne K. Chrystal (4)    2001   $113,452   $38,490     --             5,000        $3,536
  Vice President of      2000    114,231        --     --            10,000         1,725
  Manufacturing          1999     16,154     4,290     --            30,000            --
  Operations

----------

(1) Rehabilicare did not award any restricted stock or make any long-term incentive payments to executives.

(2) Represents the number of shares of Rehabilicare common stock that can be purchased upon the exercise of stock options granted during the year.

(3)  Represents Company contributions to a 401(k) plan.

(4)  Mr. Chrystal began employment with the Company in 1999.

STOCK OPTIONS

        The following table provides information regarding options to purchase Rehabilicare Common Stock granted to the named executive officers pursuant to the 1998 Stock Incentive Plan during 2001.

                          OPTION GRANTS IN FISCAL 2001

                                                                                Potential
                                                                            Realizable Value at
                                                                              Assumed Annual
                                                                              Rates of Stock
                                                                            Price Appreciation
                Number of                                                    for Option Term (1)
               Securities  Percent of Total                                ----------------------
               Underlying  Options Granted
                Options    To Employees in      Exercise      Expiration
    Name        Granted      Fiscal 2001     Price ($/Share)     Date        5% ($)      10% ($)
-------------  ----------  ----------------  ---------------  -----------   --------    ---------
Mr. Kaysen        25,000         14.3%            $2.50        10/24/07    $17,268     $38,157
Mr. Winchell      15,000          8.6%            $2.50        10/24/07     10,361      22,894
Mr. Sweeney       15,000          8.6%            $2.50        10/24/07     10,361      22,894
Mr. Chrystal       5,000          2.9%            $2.50        10/24/07      3,454       7,631

----------

(1) These amounts represent the realizable value of the subject options from the date of grant until termination, without discounting to present value, assuming appreciation in the market value of the Common Stock from the market price on the date of grant at the rates indicated. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall stock market conditions. The amounts reflected in this table may not necessarily be achieved.

The following table provides information with respect to stock options held at the end of fiscal 2001 by the executive officers named in the Summary Compensation Table. None of the executive officers named in the Summary Compensation Table exercised any stock options during fiscal 2001.

           OPTION EXERCISES IN FISCAL 2001 AND YEAR-END OPTION VALUES

                                               Number of Securities
                                              Underlying Unexercised        Value of Unexercised
                    Shares                           Options                In-the-Money Options
                   Acquired                    At End of Fiscal 2001      At End of Fiscal 2001 (2)
                      On        Value       ---------------------------  ---------------------------
     Name          Exercise    Realized     Exercisable   Unexercisable  Exercisable   Unexercisable
---------------    --------    --------     -----------   -------------  -----------   -------------
Mr. Kaysen            --          --           46,250         63,750       $ 18,796        $14,016

Mr. Winchell          --          --           45,500         54,500          8,181          6,694

Mr. Sweeney           --          --           34,250         35,750          7,431          5,944

Mr. Chrystal          --          --           17,500         27,500          6,375          6,375

----------

(1) Represents the difference between $3.30 (the last sales price at June 30, 2001) and the exercise price multiplied by the number of shares.

SEVERANCE AGREEMENTS

The Company has entered into Severance Pay Agreements with Mr. Kaysen, Mr. Winchell, Mr. Sweeney and Mr. Chrystal which provide for certain payments in the event of a change in control of the Company and the subsequent termination of the executive by the Company without cause or voluntarily by the executive for good reason, all as defined in the agreements. The terms of the agreement are two years and are renewed automatically at the end of the terms. The payments to be made in such event would be (i) the base salary earned and unpaid through the date of termination; (ii) any earned and unpaid bonus with respect to the fiscal year preceding the termination; (iii) a pro rata portion of any bonus that would have been earned in the current fiscal year based on annualizing the Company's financial and business performance through the date of termination; (iv) any accrued vacation not taken; and (v) an amount equal to two times Mr. Kaysen's, one and one-half times Mr. Winchell's and one times Mr. Sweeney's and Mr. Chrystal's average annualized cash compensation for the most recent five taxable years ending before the date of change in control, or such portion of such period during which such executive performed services for the Company. The agreements provide that no amounts be paid which would constitute "excess parachute payments" within the meaning of Section 280G of the Internal Revenue Code of 1986 as amended, or any successor provision or regulations promulgated thereunder.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of October 22, 2001, certain information with respect to beneficial ownership of the Company's Common Stock as to (i) each person or entity known by the Company to own beneficially more than 5% of the Company's Common Stock; (ii) each director of the Company; (iii) each executive officer of the Company named in the Summary Compensation Table; and (iv) all executive officers and directors as a group. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.


NAME                              SHARES BENEFICIALLY OWNED (1)           PERCENT OWNED
----                              -----------------------------           -------------
Beverly Enterprises, Inc.                      989,319                         9.1%
5111 Rogers Avenue, Suite 40A
Ft. Smith, Arkansas 72919

Thomas E. Claugus                              697,080                         6.4%
400 Northpark Town Center,
Suite 310
1000 Abernathy Road, N.E.
Atlanta, Georgia  30328

Robert C. Wingrove                             193,503                         1.8%

David B. Kaysen                                135,132                         1.2%

W. Glen Winchell                                81,542                           *

W. Bayne Gibson                                 71,711                           *

Frederick H. Ayers                              44,801                           *

William J. Sweeney                              40,549                           *

John H.P. Maley                                 35,000                           *

Wayne K. Chrystal                               35,473                           *

Richard E. Jahnke                               20,000                           *

All Directors and Officers                     657,711                          6.0%
as a group (9 persons)

----------
* Less than 1%

(1) Includes shares which could be purchased within 60 days upon exercise of the following options: Mr. Wingrove, 9,000 shares; Mr. Kaysen, 51,250 shares; Mr. Gibson, 8,750 shares; Mr. Sweeney, 36,250 shares; Mr. Winchell, 53,750 shares; Mr. Ayers, 8,125 shares; Mr. Maley, 20,000 shares; Mr. Chrystal, 21,250 shares; Mr. Jahnke, 20,000 shares; and all directors and officers as a group, 228,375 shares.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN TRANSACTIONS

The Company loaned Mr. Kaysen $162,500 in March 1997 for the acquisition of 100,000 shares of the Company's common stock, pursuant to his exercise of stock options. The loan is evidenced by a promissory note secured by 83,067 shares of Company common stock owned by Mr. Kaysen and bearing interest at the prime rate. In March 1998, the Company loaned Mr. Kaysen an additional $83,067 in connection with his income tax obligation resulting from the stock option exercise. That loan is secured by the same collateral and subject to the same terms. The remaining principal balance of $189,417 is payable in installments of $21,000 on December 31, 2001 and the balance, including accrued interest, on December 31, 2002.

                                    SIGNATURE


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its Form 10-K for the fiscal year ended June 30, 2001 to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       REHABILICARE INC.


Dated:  October 29, 2001               By: /s/ W. Glen Winchell
                                           -------------------------------------
                                               W. Glen Winchell
                                               Vice President of Finance