Form 10-Q
period 2001-09-30
REHABILICARE INC
filed 2001-11-14
CIK 64578

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  ------------

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly period Ended September 30, 2001

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

Yes   [X]     No  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 9, 2001 was:

COMMON STOCK, $.10 PAR VALUE                                  10,815,945 SHARES

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

o In the United States the Company's products are subject to reimbursement by private and public healthcare reimbursement agencies that impose limits on reimbursement and strict rules on applications for reimbursement. Changes in the rates, eligibility or requirements for reimbursement, or failure to comply with reimbursement requirements, could cause a reduction in earnings or fines or both.

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

o The Company formed a U.K. subsidiary in fiscal 1999 and acquired a Swiss company in the first quarter of fiscal 2000. These European operations may be more difficult to supervise, may be subject to different economic influences than United States operations, and may subject us to significant exposure from currency fluctuations.

o The Company has periodically been the subject of litigation that has caused it additional expense, including a Medicare whistleblower suit settled in 2000 for approximately $1.6 million and, currently, a $2.3 million product liability suit that proceeded to a default judgment without the Company's knowledge. The costs of these actions, and other actions that may arise, have negatively affected, and may continue to negatively affect, the Company operating results.

o Portions of the Company's operations, and particularly its European operations directed to the sports consumer markets, are subject to competition on the basis of price and customer loyalty. As these consumer products become more widely used, the margins commanded by the products may decline.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

     Included herein is the following unaudited condensed financial information:

          Consolidated Balance Sheets as of September 30, 2001 and June 30, 2001

          Consolidated Statements of Operations for the three months ended September 30, 2001 and 2000

          Consolidated Statements of Cash Flows for the three months ended September 30, 2001 and 2000

          Notes to Consolidated Financial Statements

                       REHABILICARE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                  SEPTEMBER 30,       JUNE 30,
                                                      2001              2001
                                                  -------------     -----------
                         ASSETS
                       ---------
Current Assets:
  Cash and cash equivalents                        $ 2,945,540      $   759,611
  Receivables, less reserve for
    uncollectible accounts of
    $8,319,351 and $8,062,378                       18,118,791       18,998,132
  Inventories -
    Raw materials                                    2,386,354        2,039,665
    Work in process                                     96,624           55,895
    Finished goods                                   7,059,892        6,552,155
  Deferred tax assets                                4,075,317        4,075,317
  Prepaid expenses                                   2,220,083        2,156,646
                                                   -----------      -----------
        Total current assets                        36,902,601       34,637,421

  Property, plant and equipment, net                 4,909,072        5,025,969
  Intangible assets, net                            11,184,006       11,250,761
  Deferred tax assets                                  487,358          460,985
  Other assets                                         132,622          120,735
                                                   -----------      -----------
                                                   $53,615,659      $51,495,871
                                                   ===========      ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
   ---------------------------------------

Current Liabilities:
  Note payable                                     $ 2,050,000      $        --
  Current maturities of long-term debt               2,420,606        2,430,173
  Accounts payable                                   3,596,252        3,977,308
  Accrued liabilities -
    Payroll                                            246,927          787,314
    Commissions                                        294,345          338,491
    Income taxes                                     1,923,718        1,631,710
    Other                                            2,684,959        3,080,551
                                                   -----------      -----------
        Total current liabilities                   13,216,807       12,245,547

Long-Term Liabilities:
  Long term-debt                                     9,848,158       10,433,542
  Deferred tax liabilities                             394,898          357,566
                                                   -----------      -----------
        Total liabilities                           23,459,863       23,036,655

Stockholders' Equity:
  Common stock, $.10 par value:
    25,000,000 shares authorized;
    issued and outstanding 10,815,945
    and 10,792,060 shares, respectively              1,081,594        1,079,206
  Preferred stock, no par value; 5,000,000
    shares authorized; none issued and
    outstanding                                             --               --
  Additional paid-in capital                        21,468,865       21,420,378
  Less note receivable from officer/stockholder       (189,417)        (189,417)
  Unearned compensation on restricted stock           (159,375)        (186,563)
  Accumulated other non-owner changes in equity       (261,965)        (689,459)
  Retained earnings                                  8,216,094        7,025,071
                                                   -----------      -----------
        Total stockholders' equity                  30,155,796       28,459,216
                                                   -----------      -----------
                                                   $53,615,659      $51,495,871
                                                   ===========      ===========

                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED
                                                         SEPTEMBER 30
                                                -------------------------------
                                                  2001                 2000
                                                -----------         -----------
Net sales and rental revenue                    $16,098,728         $15,067,647

Cost of sales and rentals                         5,147,475           4,749,840
                                                -----------         -----------
  Gross profit                                   10,951,253          10,317,807

Operating expenses:
  Selling, general and administrative             8,024,284           7,685,140
  Research and development                          642,306             358,343
                                                -----------         -----------
    Total operating expenses                      8,666,590           8,043,483
                                                -----------         -----------

  Income from operations                          2,284,663           2,274,324

Other income (expense):
  Interest expense                                 (235,151)           (406,886)
  Other                                               4,511               8,740
                                                -----------         -----------
  Income before income taxes                      2,054,023           1,876,178

Income tax provision                                863,000             754,000
                                                -----------         -----------
  Net income                                    $ 1,191,023         $ 1,122,178
                                                ===========         ===========

Net income per common and
  common equivalent share
  Basic                                            $   0.11            $   0.10
                                                   ========            ========
  Diluted                                          $   0.11            $   0.10
                                                   ========            ========


Weighted average number of shares
  outstanding
    Basic                                        10,815,945          10,723,237
                                                 ==========          ==========
    Diluted                                      10,865,319          10,750,591
                                                 ==========          ==========

                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                           ---------------------------

                                                              2001             2000
                                                           ----------      -----------

Operating Activities:
  Net income                                               $1,191,023      $ 1,122,178
    Adjustments to reconcile net income to net cash
     provided by operating activities
      Depreciation and amortization                           403,092          671,113
      Amortization of unearned compensation                    27,188               --
      Change in long-term portion of deferred taxes            10,952             (299)
      Change in current assets and liabilities -
        Receivables                                         1,205,160        1,391,933
        Inventories                                          (639,823)         199,065
        Prepaid expenses                                      102,396       (1,017,073)
        Accounts payable                                     (690,893)        (756,907)
        Accrued liabilities                                  (846,794)        (594,141)
                                                           ----------      -----------
          Net cash provided by operating activities           762,301        1,015,869

Investing Activities:
  Purchases of property and equipment                        (129,539)        (324,663)
  Change in other assets, net                                     840           52,455
                                                           ----------      -----------
          Net cash used in investing activities              (128,699)        (272,208)

Financing Activities:
  Principal payments on long-term obligations                (594,951)        (540,166)
  Proceeds from (payments on) line of credit, net           2,050,000       (1,200,000)
  Proceeds from exercise of stock options                          --          455,000
  Proceeds from employee stock purchase plan                   50,875           59,656
                                                           ----------      -----------
          Net cash provided by (used in) financing
            activities                                      1,505,924       (1,225,510)

  Effect of exchange rates on cash and cash
    equivalents                                                46,403         (183,173)
                                                           ----------      -----------
          Net increase (decrease) in cash and
            cash equivalents                                2,185,929         (665,022)

Cash and Cash Equivalents at Beginning of Period              759,611        2,227,352
                                                           ----------      -----------
Cash and Cash Equivalents at End of Period                 $2,945,540      $ 1,562,330
                                                           ==========      ===========

Supplemental Cash Flow Information:
        Interest paid                                      $  235,151      $   378,886
                                                           ==========      ===========
        Income taxes paid                                  $  603,000      $   846,500
                                                           ==========      ===========

                                REHABILICARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


1. Accounting Policies

The amounts set forth in the preceding financial statements are unaudited as of and for the periods ended September 30, 2001 and 2000 but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the periods presented. Such results are not necessarily indicative of results for the full year. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2001 included in the Company's Annual Report on Form 10-K.

Certain previously reported amounts have been reclassified to conform to classifications adopted in fiscal year 2001. These reclassifications had no effect on net income, cash flows or shareholders' equity.

2. Recently Issued Accounting Standards

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The Company adopted the standards in the first quarter of 2002. The impact of adopting the standards and stopping the amortization of goodwill resulted in a decrease of amortization expense of approximately $210,000 in the first quarter of fiscal 2002.

3. Note Payable and Long Term Debt

The Company has a $20,000,000 credit facility which provides for both term and revolving borrowings at varying rates based either on the bank's prime rate or LIBOR. As of September 30, 2001, there were borrowings outstanding of $10,297,000 on the long-term note and $2,050,000 on the revolving credit line.

Borrowings under the credit facility are secured by substantially all assets of the Company other than those pledged as collateral on existing lease or mortgage obligations. The interest rate on the term loan was 5.81% at September 30, 2001 and the weighted average rate on borrowings under the revolving line of credit was 6.54%.

The Company was in compliance with all financial covenants in its credit agreement as of September 30, 2001 and for the period then ended.

4. Segment Information

Rehabilicare and its consolidated subsidiaries operate in one reportable segment, the manufacture and distribution of electromedical pain management and rehabilitation products. The Company's chief operating decision makers use consolidated results to make operating and strategic decisions. Net revenue from the United States and foreign sources (primarily Europe) are as follows:


                                        FOR THE THREE MONTHS ENDED
                                              SEPTEMBER 30
                                    ----------------------------------
                                       2001                    2000
                                    -----------            -----------

U.S. revenue                        $11,098,280            $10,779,192
Foreign revenue                       5,000,448              4,288,455
                                    -----------            -----------
                                    $16,098,728            $15,067,647
                                    -----------            -----------

Net revenue by product line was as follows:

                                        FOR THE THREE MONTHS ENDED
                                              SEPTEMBER 30
                                     ---------------------------------

                                        2001                   2000
                                     -----------           -----------

Rehabilitation products              $ 3,292,010           $ 3,259,563
Pain management                        3,375,808             3,241,264
Consumer Products                      3,750,920             3,158,687
Accessories and supplies               5,679,990             5,408,133
                                     -----------           -----------
                                     $16,098,728           $15,067,647
                                     ===========           ===========


During the first quarter of fiscal 2002, one customer accounted for approximately 16% of total consolidated revenue. This customer represented approximately 1% of total accounts receivable at September 30, 2001.

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

RESULTS OF OPERATIONS

The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30
                                                      -----------------------

                                                       2001             2000
                                                      ------           ------

Net sales and rental revenue                          100.0%           100.0%

Cost of sales and rentals                              32.0             31.5

Gross profit                                           68.0             68.5

Operating expenses -
  Selling, general and administrative                  49.8             51.0
  Research and development                              4.0              2.4
                                                      -----            -----
    Total operating expenses                           53.8             53.4
                                                      -----            -----

Income from operations                                 14.2             15.1

Other expense, net                                      1.4              2.7

Gain on sale of building                                 --               --


Income tax provision                                    5.4              5.0
                                                      -----            -----

Net income                                              7.4              7.4
                                                      =====            =====

Revenue was $16,099,000 for the first quarter of fiscal 2002, a 7% increase from $15,068,000 for the first quarter of fiscal 2001. The increase was primarily attributable to the Company's Compex operation where revenue increased 17% from $4,033,000 in the first quarter of fiscal 2001, to $4,718,000 in the first quarter of fiscal 2002. Compex's revenue increase resulted from the strengthening of European currencies against the U.S. dollar and higher orders for a new product that was released in the fourth quarter of fiscal 2001. Compex sales quarter to quarter were down slightly due to the usual slow down in European business during the summer months. Revenue from U.S. operations was up slightly from increased volume in its direct distribution business.

Gross profit was $10,951,000 or 68.0% of revenue in the first quarter of fiscal 2002 compared with $10,318,000 or 68.5% of revenue in the first quarter of fiscal 2001. The slight drop in the gross margin percentage resulted primarily from the continued focus on sales of Compex sport products at wholesale prices to retail store outlets rather than direct to consumers at retail prices. This change in strategy is expected to expand market penetration, but will also likely result in lower overall consolidated margins in fiscal 2002.

Selling general and administrative expenses increased 4% to $8,024,000 in the first quarter of fiscal 2002 from $7,685,000 in the first quarter of fiscal 2001. As a percent of revenue, those expenses declined to

50% in the first quarter of fiscal 2002 from 51% in fiscal 2001. Several factors contributed to the decrease. The first quarter of fiscal 2002 does not include approximately $210,000 of goodwill amortization due to the adoption of the previously discussed Financial Accounting Standards. Also, reductions as a percent of revenue reflect lower selling expenses related to the Compex retail sales strategy and certain economies of scale.

Research and development expenses increased 79% to $642,000 in the first quarter of fiscal 2002 compared to $358,000 during the same period in fiscal 2001. This increase reflects expanded new product development activities both in the U.S., particularly related to the ProMax product which started production in October 2001, and in Europe where three new products have been introduced in the last six months and a fourth new product will be introduced later in fiscal 2002. The Company anticipates that research and development expenses will remain relatively constant as a percentage of revenue in future periods.

Interest expense decreased 42% from $407,000 in the first quarter of fiscal 2001, to $235,000 during the same period of fiscal 2002. The decrease resulted from lower interest rates and overall lower borrowings on the Company's credit facility. The Company expects interest expense to continue to decline with the lower overall balance of its indebtedness and lower interest rates in future periods.

The provision for income taxes is 42% of income before taxes in the first quarter of fiscal 2002 compared to 40% during the same period of fiscal 2001. The Company now operates in various countries in Europe as well as the United States. Some countries have higher tax rates than the United States as well as different rules on the deductibility of certain expenses and the availability of certain credits for taxes paid to other jurisdictions. The Company believes that 42% is a reasonable estimate of the effective rate for fiscal 2002 based on most recent estimates of expected sources of revenue and expenses for the entire year. The Company's federal income taxes for the years ended June 30, 1997 and 1998 were recently audited. The Internal Revenue Service has proposed adjustments pursuant to such audit, most of which relate to the timing of revenue or expense recognition. The Company is contesting these adjustments and believes its provision for income taxes and related reserves are adequate.

As a result of the above activity, net income increased from $1,122,000 in the first quarter of fiscal 2001 to $1,191, 000 in the first quarter of fiscal 2002. Diluted earnings per share increased from $.10 in the first quarter of fiscal 2001 to $.11 in the first quarter of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended September 30, 2001, the Company's operations provided cash of $762,000, mainly from net income of $1,191,000 and a reduction in accounts receivable of $1,205,000, offset by an increase in inventories of $640,000 and decreases of $691,000 in accounts payable and $847,000 in accrued liabilities.

The Company used $129,000 in investing activities in the first quarter of fiscal 2002 for net purchases of property and equipment.

The Company's financing activities provided $1,506,000 of cash during the first quarter of fiscal 2002, mainly from borrowings under its $20,000,000 credit facility less $595,000 that was used for repayment of debt. Borrowings were used primarily to build inventories in connection with new product introductions. At September 30, 2001, a total of $12,850,000 is outstanding under this facility, which includes $10,297,000 under a long-term note and $2,050,000 on the revolving line of credit.

Managing receivables represents one of the biggest business challenges to the Company. The process of determining what products will be reimbursed by third party payors and the amounts to be paid for those products is very complex and the reimbursement environment is constantly changing. That risk is spread across many payors throughout the United States. The determination of an appropriate reserve for uncollectable accounts at the end of each reporting period includes various factors including historical trends and relationships and experience with insurance companies or other third party payors. The Company believes that the reserve at September 30, 2001 is adequate to cover future losses on its receivables based on collection history and trends. The provision for uncollectable accounts recorded in the income statement may continue to fluctuate significantly from quarter to quarter as such trends change. The reserve was 31.4% of receivables at September 30, 2001 compared to 29.8% at June 30, 2001.

The Company has no material commitment for capital expenditures. The Company believes that available cash and borrowings under its credit line will be adequate to fund cash requirements for the current fiscal year.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding loan balance under the $20 million credit facility bears interest at a variable rate based on the bank's prime rate or LIBOR. Based on the average outstanding bank debt for the period ended September 30, 2001, a 100 basis point change in interest rates would not change interest expense by a material amount.

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

In March 2001, Rehabilicare moved in Solano County court to set aside the default judgment on various grounds, including irregularities in the filings and other matters. Because the appeal period with respect to the default judgment would have lapsed prior to the hearing on its motion in Solano County, Rehabilicare also appealed the judgment to the California Court of Appeals. The Solano County Court refused to act on Rehabilicare's motion because of the pendency of the appeal. Rehabilicare believes the judgment is void or otherwise improper, has obtained a stay of execution of the judgment in both California and Minnesota and intends to vigorously pursue available actions, including its appeal, to set aside the judgment.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5. OTHER INFORMATION - None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          None filed during the quarter ended September 30, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 REHABILICARE INC.



November 14, 2001                /s/ David B. Kaysen
-------------------------        ----------------------------------------------
 Date                              David B. Kaysen
                                   President and Chief Executive Officer



November 14, 2001                /s/ W. Glen Winchell
-------------------------        ----------------------------------------------
 Date                              W. Glen Winchell
                                   Vice President of Finance
                                   (Principal Financial and Accounting Officer)