Form 10-Q
period 2001-12-31
REHABILICARE INC
filed 2002-02-14
CIK 64578

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period Ended December 31, 2001

                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______________ to ______________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 8, 2002 was:

COMMON STOCK, $.10 PAR VALUE                                   10,913,458 SHARES

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

- In the United States, the Company's products are subject to reimbursement by private and public healthcare reimbursement agencies that impose limits on reimbursement and strict rules on applications for reimbursement. Changes in the rates, eligibility or requirements for reimbursement, or failure to comply with reimbursement requirements, could cause a reduction in earnings or fines or both.

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

- The Company has periodically been the subject of litigation that has caused it additional expense, including a Medicare whistleblower suit settled in 2000 for approximately $1.6 million and, currently, a $2.3 million product liability suit that proceeded to a default judgment without the Company's knowledge. The costs of these actions, and other actions that may arise, have negatively affected, and may continue to negatively affect, the Company's operating results.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

           Included herein is the following unaudited condensed financial information:

               Consolidated Balance Sheets as of December 31, 2001 and June 30, 2001

               Consolidated Statements of Operations for the three months and six months ended December 31, 2001 and 2000

               Consolidated Statements of Cash Flows for the six months ended December 31, 2001 and 2000

               Notes to Consolidated Financial Statements

                       REHABILICARE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                 December 31,            June 30,
                                                                                                     2001                  2001
                                                                                                 ------------          ------------
                                          ASSETS
Current Assets:
   Cash and cash equivalents                                                                     $  2,564,561          $    759,611
   Receivables, less reserve for uncollectible accounts of $8,951,393                              20,350,583            18,998,132
        and $8,062,378
   Inventories -
     Raw materials                                                                                  2,389,059             2,039,665
     Work in process                                                                                   67,152                55,895
     Finished goods                                                                                 6,999,747             6,552,155
   Deferred tax assets                                                                              4,075,317             4,075,317
   Prepaid expenses                                                                                 1,498,329             2,156,646
                                                                                                 ------------          ------------
         Total current assets                                                                      37,944,748            34,637,421

   Property, plant and equipment, net                                                               4,909,458             5,025,969
   Intangible assets, net                                                                          11,117,252            11,250,761
   Deferred tax assets                                                                                479,225               460,985
   Other assets                                                                                       125,834               120,735
                                                                                                 ------------          ------------
                                                                                                 $ 54,576,517          $ 51,495,871
                                                                                                 ============          ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Note payable                                                                                  $  2,000,000          $
   Current maturities of long-term debt                                                             2,385,801             2,430,173
   Accounts payable                                                                                 3,378,274             3,977,308
   Accrued liabilities -
     Payroll                                                                                          581,474               787,314
     Commissions                                                                                      354,309               338,491
     Income taxes                                                                                   1,973,155             1,631,710
     Other                                                                                          3,109,992             3,080,551
                                                                                                 ------------          ------------
         Total current liabilities                                                                 13,783,005            12,245,547

Long-Term Liabilities:
   Long term-debt                                                                                   8,586,146            10,433,542
   Deferred tax liabilities                                                                           385,858               357,566
                                                                                                 ------------          ------------
         Total liabilities                                                                         22,755,009            23,036,655

Stockholders' Equity:
   Common stock, $.10 par value:  25,000,000 shares authorized;                                     1,084,409             1,079,206
     issued and outstanding 10,844,090 and 10,792,060 shares,
     respectively
   Preferred stock, no par value; 5,000,000 shares authorized; none
     issued and outstanding                                                                              --                    --

   Additional paid-in capital                                                                      21,539,544            21,420,378
   Less note receivable from officer/stockholder                                                     (168,417)             (189,417)
   Unearned compensation on restricted stock                                                         (132,188)             (186,563)
   Accumulated other non-owner changes in equity                                                     (109,898)             (689,459)
   Retained earnings                                                                                9,608,058             7,025,071
                                                                                                 ------------          ------------
         Total stockholders' equity                                                                31,821,508            28,459,216
                                                                                                 ------------          ------------
                                                                                                 $ 54,576,517          $ 51,495,871
                                                                                                 ============          ============


                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 Three Months Ended                       Six Months Ended
                                                                     December 31                             December 31
                                                           --------------------------------        --------------------------------
                                                               2001                2000                2001                2000
                                                           ------------        ------------        ------------        ------------
Net sales and rental revenue                               $ 17,533,144        $ 15,028,717        $ 33,631,872        $ 30,096,364

Cost of sales and rentals                                     6,029,483           4,646,357          11,176,958           9,396,197
                                                           ------------        ------------        ------------        ------------
     Gross profit                                            11,503,661          10,382,360          22,454,914          20,700,167

Operating expenses:
   Selling, general and administrative                        8,468,506           8,047,110          16,492,790          15,764,117
   Research and development                                     459,957             481,563           1,102,263             839,906
                                                           ------------        ------------        ------------        ------------
       Total operating expenses                               8,928,463           8,528,673          17,595,053          16,604,023
                                                           ------------        ------------        ------------        ------------

   Income from operations                                     2,575,198           1,853,687           4,859,861           4,096,144

Other income (expense):
   Interest expense                                            (180,049)           (333,821)           (415,200)           (712,720)
   Other                                                          5,815              16,219              10,326              28,839
                                                           ------------        ------------        ------------        ------------


     Income before income taxes                               2,400,964           1,536,085           4,454,987           3,412,263

Income tax provision                                          1,009,000             714,000           1,872,000           1,468,000
                                                           ------------        ------------        ------------        ------------
     Net income                                            $  1,391,964        $    822,085        $  2,582,987        $  1,944,263
                                                           ============        ============        ============        ============

Net income per common and
common equivalent share

     Basic                                                 $       0.13        $       0.08        $       0.24        $       0.18
                                                           ============        ============        ============        ============

     Diluted                                               $       0.12        $       0.08        $       0.23        $       0.18
                                                           ============        ============        ============        ============


Weighted average number of shares
outstanding
      Basic                                                  10,825,500          10,764,487          10,820,723          10,743,862
                                                           ============        ============        ============        ============
      Diluted                                                11,183,703          10,778,078          11,105,191          10,762,378
                                                           ============        ============        ============        ============


                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          Six Months Ended
                                                                                                             December 31
                                                                                                  ---------------------------------

                                                                                                     2001                  2000
                                                                                                  -----------           -----------
Operating Activities:

  Net income                                                                                      $ 2,582,987           $ 1,944,263
      Adjustments to reconcile net income to net cash
       provided by operating activities
         Depreciation and amortization                                                                764,991             1,283,935
         Amortization of unearned compensation                                                         54,375               187,583
         Change in long-term portion of deferred taxes                                                 10,045                  --
         Changes in current assets and liabilities
            Receivables                                                                            (1,094,505)              277,495
            Inventories                                                                              (608,950)              341,222
            Prepaid expenses                                                                          787,341              (789,613)
            Accounts payable                                                                         (840,533)             (187,169)
            Accrued liabilities                                                                        56,479              (771,045)
                                                                                                  -----------           -----------
               Net cash provided by  operating activities                                           1,712,230             2,286,671
                                                                                                  ===========           ===========

Investing Activities:
  Purchases of property and equipment                                                                (430,552)             (235,929)
  Change in other assets, net                                                                           4,803              (625,992)
                                                                                                  -----------           -----------
               Net cash used in investing activities                                                 (425,749)             (861,921)
                                                                                                  -----------           -----------

Financing Activities:
  Principal payments on long-term obligations                                                      (1,870,768)           (1,885,157)
  Proceeds from (payments on) line of credit, net                                                   2,000,000              (800,000)
  Proceeds from exercise of stock options                                                              73,494               455,000
  Proceeds from employee stock purchase plan                                                           50,875                59,657
                                                                                                  -----------           -----------
               Net cash provided by (used in) financing activities                                    253,601            (2,170,500)
                                                                                                  -----------           -----------

  Effect of exchange rates on cash and cash equivalents                                               264,868                29,279
                                                                                                  -----------           -----------
               Net increase (decrease) in cash and cash equivalents                                 1,804,950              (716,471)


Cash and Cash Equivalents at Beginning of Period                                                      759,611             2,227,352
                                                                                                  -----------           -----------

Cash and Cash Equivalents at End of Period                                                        $ 2,564,561           $ 1,510,881
                                                                                                  ===========           ===========

Supplemental Cash Flow Information

            Interest paid                                                                         $   415,200           $   712,708
                                                                                                  ===========           ===========

            Income taxes paid                                                                     $ 1,601,019           $ 1,653,728
                                                                                                  ===========           ===========

                                REHABILICARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

1.   Accounting Policies

The amounts set forth in the preceding financial statements are unaudited as of and for the periods ended December 31, 2001 and 2000 but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the periods presented. Such results are not necessarily indicative of results for the full year. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2001 included in the Company's Annual Report on Form 10-K.

Certain previously reported amounts have been reclassified to conform to classifications adopted in fiscal year 2001. These reclassifications had no effect on net income, cash flows or stockholders' equity.

2.   Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Amounts previously recorded as separately identifiable intangibles for acquired work force and customer list have been subsumed to goodwill in accordance with FAS 141, increasing goodwill by $1.6 million as of the date of adoption. Effective with the July 1, 2002 adoption of FAS 142, goodwill is no longer amortized but is instead subject to an annual impairment test. The transitional impairment test conducted in connection with the adoption of FAS 142 resulted in no impairment being required.

Goodwill and other intangible assets resulting from acquisitions of business and the formation of the Company consist of the following:

                                                        As of               As of
                                                   June 30, 2001      December 31, 2001
                                                   -------------      -----------------
Goodwill                                            $11,504,520          $11,504,520
Less accumulated amortization                         1,671,430            1,671,430
                                                    -----------          -----------
         Net goodwill                                 9,833,090            9,833,090
                                                    -----------          -----------

Other intangible assets:                              1,783,686            1,783,686
Less accumulated amortization                           366,015              499,524
                                                    -----------          -----------
         Net other intangible assets                  1,417,671            1,284,162
                                                    -----------          -----------
         Total intangible assets, net               $11,250,761          $11,117,252
                                                    ===========          ===========

With the adoption of FAS 142, the Company ceased amortization of goodwill as of July 1, 2001. The following table presents the results of the Company for all periods presented on a comparable basis:


                                                Six Months Ended   Six Months Ended
                                               December 31, 2001   December 31, 2000
                                               -----------------   -----------------
Reported net income attributed to
     common shareholders                         $   2,582,987       $   1,944,263
Add back goodwill amortization, net of
     tax provision                                        --               237,512
                                                 -------------       -------------
Adjusted net income attributed to
     common shareholders                         $   2,582,987       $   2,181,775
                                                 =============       =============

Diluted net income per share:
Reported net income attributed to
     common shareholders                         $         .23       $         .18

Goodwill amortization                                     --                   .02
                                                 -------------       -------------
Adjusted net income attributed to
     common shareholders                                   .23                 .20
                                                 =============       =============



3.   Note Payable and Long Term Debt

The Company has a $20,000,000 credit facility which provides for both term and revolving borrowings at varying rates based either on the bank's prime rate or LIBOR. As of December 31, 2001, there were borrowings outstanding of $9,097,000 under the long-term note and $2,000,000 under the revolving credit line.

Borrowings under the credit facility are secured by substantially all of the U.S. assets of the Company other than those pledged as collateral on existing lease or mortgage obligations. The interest rate on the term loan was 4.56% at December 31, 2001 and the weighted average rate on borrowings under the revolving line of credit was 5.88%.

The Company was in compliance with all financial covenants of its credit agreement as of December 31, 2001 and for the period then ended.

4.   Segment Information

Rehabilicare and its consolidated subsidiaries operate in one reportable segment, the manufacture and distribution of electromedical pain management, rehabilitation and sports training products. The Company's chief operating decision makers use consolidated results to make operating and strategic decisions. Net revenue from the United States and foreign sources (primarily Europe) are as follows:


                                                    For the Six Months Ended
                                                          December 31
                                               ---------------------------------

                                                  2001                  2000
                                               -----------           -----------
U.S. revenue                                   $22,480,856           $21,692,082
Foreign revenue                                 11,151,016             8,404,282
                                               -----------           -----------
                                               $33,631,872           $30,096,364
                                               ===========           ===========

Net revenue by product line was as follows:

                                                    For the Six Months Ended
                                                          December 31
                                               ---------------------------------

                                                  2001                  2000
                                               -----------           -----------
Rehabilitation products                        $ 6,998,031           $ 6,139,659
Pain management                                  6,918,857             6,990,371
Consumer Products                                8,168,861             5,997,539
Accessories and supplies                        11,546,123            10,968,795
                                               -----------           -----------
                                               $33,631,872           $30,096,364
                                               ===========           ===========


During the first six months of fiscal 2002 and 2001, one customer accounted for approximately 16% and 15%, respectively, of total consolidated revenue. This customer represented approximately 5% of total accounts receivable at December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         OVERVIEW

         The Company designs, manufactures and distributes electrotherapy products used for pain management, rehabilitation and sports training. Its products are used in clinical, home health care, sports medicine and occupational medicine applications. It also distributes other medical products used in related applications. The Company operates in one business segment, distributing its products through sales to medical product dealers and distributors, sport shops and, in the United States and the United Kingdom, through direct rental or sale to patients.

         The direct rental or sale approach in the United States involves placing electrotherapy units with physicians, physical therapists and other health care providers who then refer those units to patients after determining an appropriate treatment regimen. Units are left on consignment with the health care providers for such referral. The Company then bills the patient or the patient's insurance carrier directly after being notified that a unit has been prescribed and provided to the patient. The Company takes responsibility for subsequent patient follow-up, including extension of the rental period, sale of the unit, if appropriate, and sale of additional supplies required for continued use of the electrotherapy units. This distribution approach requires the Company to maintain significant investments in inventories and receivables.

RESULTS OF OPERATIONS

The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:

                                                                           Three Months Ended                   Six Months Ended
                                                                               December 31                         December 31
                                                                         -----------------------             -----------------------

                                                                          2001              2000              2001             2000
                                                                         -----             -----             -----            -----
Net sales and rental revenue                                             100.0%            100.0%            100.0%           100.0%

Cost of sales and rentals                                                (34.4)            (30.9)            (33.2)           (31.2)

Gross profit                                                              65.6              69.1              66.8             68.8

Operating expenses -
   Selling, general and administrative                                   (48.3)            (53.6)            (49.0)           (52.4)
   Research and development                                               (2.6)             (3.2)             (3.3)            (2.8)
                                                                         -----             -----             -----            -----
            Total operating expenses                                     (50.9)            (56.8)            (52.3)           (55.2)
                                                                         -----             -----             -----            -----

   Income from operations                                                 14.7              12.3              14.5             13.6

   Other income (expense), net                                            (1.0)             (2.0)             (1.2)            (2.2)

   Income tax provision                                                   (5.8)             (4.8)             (5.6)            (4.9)
                                                                         -----             -----             -----            -----

   Net income                                                              7.9               5.5               7.7              6.5
                                                                         =====             =====             =====            =====


Revenue was $17,533,000 for the second quarter of fiscal 2002, a 17% increase from $15,029,000 for the second quarter of fiscal 2001. Revenue for the six months ended December 31, 2001 increased 12% to $33,632,000 from $30,096,000 in the first six months of fiscal 2001. The largest component of those increases was the Company's Compex operation where revenue increased 54% in the second quarter and 35% in the first six months of fiscal 2002 over the same periods in fiscal 2001. Compex's revenue increases resulted from volume increases in all markets, particularly Spain. Revenue from U.S. operations was up 4% in the second quarter and first six months of fiscal 2002 compared to the same period in fiscal 2001. Increases in revenue from direct rental or sale to patients of 11% in the second quarter and 9% in the first six months resulted primarily from increased sales of units and supplies. Those increases were offset by declines in sales to medical product dealers and distributors as many of them converted some of their purchases to lower priced, often imported, units.

Gross profit was $11,504,000 or 65.6% of revenue in the second quarter and $22,455,000 or 66.8% of revenue for the first six months of fiscal 2002, compared with $10,382,000 or 69.1% of revenue in the second quarter and $20,700,000 or 68.8% of revenue for the first six months of fiscal 2001. The decline in the gross margin percentage resulted from continued growth of Compex revenue as a percent of total revenue and further reductions in the Compex gross margin percentage as a result of changes in product mix toward lower price sport and fitness products. Overall margins are expected to continue in the mid-sixties.

Selling, general and administrative expenses increased 5% to $8,469,000 in the second quarter of fiscal 2002 from $8,047,000 in fiscal 2001. As a percent of revenue, those expenses declined to 48% in the second quarter of fiscal 2002 from 54% in fiscal 2001. For the six months ended December 31, 2001, selling, general and administrative expenses increased 5% to $16,493,000 from $15,764,000 in fiscal 2001. As a percent of revenue, those expenses declined to 49% during the first six months of fiscal 2002 from 52% in fiscal 2001. The declines result from Compex expenses increasing at a rate slower than the related increase in its revenue as newer markets achieve significant growth. In the U.S., those expenses are essentially unchanged as a percent of revenue after adjusting for the effect of discontinuing amortization of goodwill as described in Note 2 to the financial statements.

Research and development expense decreased 5% to $460,000 in the second quarter of fiscal 2002. In the six months ended December 31, 2001, those costs increased 31% to $1,102,000 compared to $840,000 in fiscal 2001. The increase in the six-month period reflects the cost of new product development activities both in the U.S. and Compex operations. The most significant project in the U.S. was the new ProMax TENS unit which started production in October 2001. In Europe, three new products have been introduced in the last nine months. The Company anticipates that research and development expenses will remain relatively constant as a percentage of revenue in future periods.

Interest expense decreased 46% from $334,000 in the first quarter of fiscal 2001 to $180,000 in the first quarter of fiscal 2002 and decreased 42% from $713,000 in the first six months of fiscal 2001 to $415,000 in fiscal 2002. The decreases resulted from lower interest rates and overall lower borrowings on the Company's credit facility. The Company expects interest expense to continue to decline with the lower overall balance of its indebtedness.

The provision for income taxes is 42% of income before taxes for the first six months of fiscal 2002 compared to 43% for the same period of fiscal 2001. The Company operates in various countries in Europe as well as the United States. Some countries have higher tax rates than the United States as well as different rules on the deductibility of certain expenses and the availability of certain credits for taxes paid to other jurisdictions. The Company believes that 42% is a reasonable estimate of the effective rate for fiscal 2002 based on most recent estimates of expected sources of revenue and expenses for the entire year and 1998. The Internal Revenue Service has recently completed an examination of the Company's federal income taxes for the years ended June 30, 1997 and has proposed adjustments pursuant to such audit, most of which relate to the timing of revenue or expense recognition. The Company is contesting certain proposed adjustments and believes its provision for income taxes and related reserves are adequate.

As a result of the above activity, net income increased from $822,000 in the second quarter of fiscal 2001 to $1,392,000 in the second quarter of fiscal 2002. For the six months ended December 31, 2001, net income increased to $2,583,000 from $1,944,000 during the same period in fiscal 2001. Diluted earnings per share increased from $.08 to $.12 for the second quarter and $.18 to $.23 per share for the six month period.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31, 2001, the Company's operations provided cash of $1,712,000, mainly from net income of $2,583,000 less the net increase in current assets. Prepaid expenses declined due to lower value added tax prepayments by Compex. Inventories increased $609,000, primarily for the build-up of raw materials and finished goods for new product lines at Compex. Accounts receivable increased $1,094,000, mainly from higher sales at Compex. The decrease in accounts payable relates to timing differences and the payment of year-end accruals.

The Company used $426,000 in investing activities for the first six months of fiscal 2002 for net purchases of property and equipment, including clinical and rental equipment.

The Company's financing activities provided $254,000 of cash during the first six months of fiscal 2002, mainly from borrowings under its $20,000,000 credit facility, net of $1,871,000 that was used for repayment of long-term debt under that facility. Borrowings were used primarily to build inventories in connection with new product introductions. At December 31, 2001, a total of $11,097,000 is outstanding under this facility, including $2,000,000 of short-term debt under the revolving line of credit.

Managing receivables represents one of the biggest business challenges to the Company. The process of determining what products will be reimbursed by third party payors and the amounts to be paid for those products is very complex and the reimbursement environment is constantly changing. That risk is spread across many payors throughout the United States. The determination of an appropriate reserve for uncollectible accounts at the end of each reporting period includes various factors including historical trends and relationships and experience with insurance companies or other third party payors. The Company believes that the reserve at December 31, 2001 is adequate to cover future losses on its receivables based on collection history and trends. The provision for uncollectible accounts recorded in the income statement may continue to fluctuate significantly from quarter to quarter as such trends change. The reserve was 30.5% of receivables at December 31, 2001 compared to 29.8% at June 30, 2001.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         In late January 2001, Rehabilicare was served with documents in connection with a product liability case brought in the California Superior Court for Solano County. Until receipt of these documents, Rehabilicare had no record of the proceedings. The case involved a product liability claim for burns allegedly suffered by plaintiff through the use of a stimulation unit that was allegedly manufactured by Rehabilicare. The action alleged damages for medical expenses of approximately $1,000, for future medical expenses of approximately $270,000 and for punitive damages and pain and suffering of approximately $2,000,000. The action progressed to the entry of a default judgment on January 11, 2001 against Rehabilicare for failing to respond to pleadings.

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None


ITEM 5.  OTHER INFORMATION - None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  None filed during the quarter ended December 31, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    REHABILICARE INC.



February 14, 2002                   /s/ David B. Kaysen
---------------------------         --------------------------------------------
 Date                               David B. Kaysen
                                    President and Chief Executive Officer



February 14, 2002                   /s/ W. Glen Winchell
---------------------------         --------------------------------------------
 Date                               W. Glen Winchell
                                    Vice President of Finance
                                    (Principal Financial and Accounting Officer)