Form 10-Q
period 2002-03-31
REHABILICARE INC
filed 2002-05-15
CIK 64578

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

---
|X|              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
                 SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period Ended March 31, 2002

                                      OR
---
                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
                 SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ____________ to ____________.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 3, 2002 was:

COMMON STOCK, $.10 PAR VALUE                                  10,935,118 SHARES

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS


The following Quarterly Report on Form 10-Q contains various "forward looking statements" within the meaning of federal securities laws. These forward looking statements represent management's expectations or beliefs concerning future events, including statements regarding anticipated product introductions; changes in markets, customers and customer order rates; changes in third party reimbursement rates; expenditures for research and development; growth in revenue; taxation levels; and the effects of pricing decisions. When used in this 10-Q, the words "anticipate," "believe," "expect," "estimate" and similar expressions are generally intended to identify forward-looking statements. These and other forward looking statements made by the Company must be evaluated in the context of a number of factors that may affect the Company's financial condition and results of operations, including, but not limited to, the following:

- Like many medical device companies, the Company has a large balance of uncollected receivables. If it cannot collect an amount of receivables that is consistent with historical collection rates, it might be required to charge off a portion of uncollected receivables.

- In the United States, the Company's products are subject to reimbursement by private and public healthcare reimbursement agencies that impose limits on reimbursement and strict rules on applications for reimbursement. Changes in the rates, eligibility or requirements for reimbursement, or failure to comply with reimbursement requirements, could cause a reduction in income from operations or fines or both.

- The Company maintains significant amounts of inventory on consignment at clinics for distribution to patients. It may not be able to completely control losses of this inventory and, if inventory losses are not consistent with historical experience, it might be required to write off a portion of the carrying value of inventory.

- The clinical effectiveness of the Company's electrotherapy products has periodically been challenged. Publicity about the effectiveness of electrotherapy for pain relief or other clinical applications could negatively impact revenue and income from operations.

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

           Included herein is the following unaudited condensed financial information:

               Consolidated Balance Sheets as of March 31, 2002 and
               June 30, 2001

               Consolidated Statements of Operations for the three months and nine months ended March 31, 2002 and 2001

               Consolidated Statements of Cash Flows for the nine months ended March 31, 2002 and 2001

               Notes to Consolidated Financial Statements

                       REHABILICARE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                  March 31,             June 30,
                                                                                    2002                  2001
                                                                                ------------          ------------

                                   ASSETS
Current Assets:
   Cash and cash equivalents                                                    $  2,067,383          $    759,611
   Receivables, less reserve for uncollectible accounts of $9,429,162
        and $8,062,378                                                            21,323,694            18,998,132
   Inventories -
     Raw materials                                                                 2,326,039             2,039,665
     Work in process                                                                  55,654                55,895
     Finished goods                                                                6,437,562             6,552,155
   Deferred tax assets                                                             4,075,317             4,075,317
   Prepaid expenses                                                                1,339,218             2,156,646
                                                                                ------------          ------------
         Total current assets                                                     37,624,867            34,637,421

   Property, plant and equipment, net                                              4,742,232             5,025,969
   Intangible assets, net                                                         11,050,497            11,250,761
   Deferred tax assets                                                               471,015               460,985
   Other assets                                                                      119,675               120,735
                                                                                ------------          ------------
                                                                                $ 54,008,286          $ 51,495,871
                                                                                ============          ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Note payable                                                                 $    400,000          $         --
   Current maturities of long-term debt                                            2,491,870             2,430,173
   Accounts payable                                                                2,514,437             3,977,308
   Accrued liabilities -
     Payroll                                                                         564,656               787,314
     Commissions                                                                     341,109               338,491
     Income taxes                                                                  1,635,513             1,631,710
     Other                                                                         4,760,685             3,080,551
                                                                                ------------          ------------
         Total current liabilities                                                12,708,270            12,245,547

Long-Term Liabilities:
   Long term-debt                                                                  7,881,322            10,433,542
   Deferred tax liabilities                                                          381,368               357,566
                                                                                ------------          ------------
         Total liabilities                                                        20,970,960            23,036,655

Stockholders' Equity:
   Common stock, $.10 par value:  25,000,000 shares authorized;
     issued and outstanding 10,927,618 and 10,792,060 shares,
     respectively                                                                  1,092,762             1,079,206
   Preferred stock, no par value; 5,000,000 shares authorized; none
     issued and outstanding                                                               --                    --
   Additional paid-in capital                                                     21,761,613            21,420,378
   Less note receivable from officer/stockholder                                    (168,417)             (189,417)
   Unearned compensation on restricted stock                                        (105,000)             (186,563)
   Accumulated other non-owner changes in equity                                    (180,421)             (689,459)
   Retained earnings                                                              10,636,789             7,025,071
                                                                                ------------          ------------
         Total stockholders' equity                                               33,037,326            28,459,216
                                                                                ------------          ------------
                                                                                $ 54,008,286          $ 51,495,871
                                                                                ============          ============

                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  Three Months Ended                    Nine Months Ended
                                                       March 31                              March 31
                                            -------------------------------      --------------------------------
                                                2002               2001               2002                2001
                                            ------------       ------------       ------------       ------------
Net sales and rental revenue                $ 17,777,430       $ 15,171,676       $ 51,409,302       $ 45,268,040

Cost of sales and rentals                      5,703,410          4,822,818         16,880,368         14,219,015
                                            ------------       ------------       ------------       ------------
     Gross profit                             12,074,020         10,348,858         34,528,934         31,049,025

Operating expenses:
   Selling, general and administrative         9,687,439          8,048,582         26,180,229         23,812,699
   Research and development                      473,381            493,643          1,575,644          1,333,549
                                            ------------       ------------       ------------       ------------
       Total operating expenses               10,160,820          8,542,225         27,755,873         25,146,248
                                            ------------       ------------       ------------       ------------

     Income from operations                    1,913,200          1,806,633          6,773,061          5,902,777

Other income (expense):
   Interest expense                             (144,380)          (313,035)          (559,580)        (1,025,755)
   Other                                           3,911             14,376             14,237             43,215
                                            ------------       ------------       ------------       ------------


     Income before income taxes                1,772,731          1,507,974          6,227,718          4,920,237

Income tax provision                             744,000            646,000          2,616,000          2,114,000
                                            ------------       ------------       ------------       ------------
     Net income                             $  1,028,731       $    861,974       $  3,611,718       $  2,806,237
                                            ============       ============       ============       ============

Net income per common and
common equivalent share

     Basic                                  $       0.09       $       0.08       $       0.33       $       0.26
                                            ============       ============       ============       ============

     Diluted                                $       0.09       $       0.08       $       0.32       $       0.26
                                            ============       ============       ============       ============


Weighted average number of shares
outstanding

      Basic                                   10,907,755         10,788,277         10,849,310         10,758,451
                                            ============       ============       ============       ============

      Diluted                                 11,307,273         10,844,363         11,189,131         10,786,763
                                            ============       ============       ============       ============

                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Nine Months Ended
                                                                                  March 31
                                                                    -----------------------------------

                                                                        2002                    2001
                                                                    ------------            -----------
Operating Activities:

Net income                                                          $  3,611,718            $ 2,806,237
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation and amortization                                    1,208,951              1,708,614
      Amortization of unearned compensation                               81,563                     --
      Change in long-term portion of deferred taxes                       13,769                178,119
      Change in current assets and liabilities
        Receivables                                                   (2,144,051)             1,672,919
        Inventories                                                      (30,278)               277,415
        Prepaid expenses                                                 909,033               (647,969)
        Accounts payable                                              (1,634,172)            (1,966,171)
        Accrued liabilities                                            1,375,925             (1,578,100)
                                                                    ------------            -----------
          Net cash provided by  operating activities                   3,392,458              2,451,064
                                                                    ------------            -----------

Investing Activities:
  Purchases of property and equipment                                   (670,308)              (265,361)
  Change in other assets, net                                              8,089               (477,956)
                                                                    ------------            -----------
          Net cash used in investing activities                         (662,219)              (743,317)
                                                                    ------------            -----------

Financing Activities:
  Principal payments on long-term obligations                         (2,469,523)            (2,326,566)
  Proceeds from (payments on) line of credit, net                        400,000               (100,000)
  Proceeds from exercise of stock options                                242,946                314,375
  Proceeds from employee stock purchase plan                             111,845                108,975
                                                                    ------------            -----------
          Net cash used in financing activities                       (1,714,732)            (2,003,216)
                                                                    ------------            -----------

Effect of exchange rates on cash and cash equivalents                    292,265               (311,438)
                                                                    ------------            -----------
          Net increase (decrease) in cash and cash equivalents         1,307,772               (606,907)


Cash and Cash Equivalents at Beginning of Period                         759,611              2,227,352
                                                                    ------------            -----------

Cash and Cash Equivalents at End of Period                          $  2,067,383            $ 1,620,445
                                                                    ============            ===========

Supplemental Cash Flow Information

        Interest paid                                               $    554,378            $ 1,025,743
                                                                    ============            ===========

        Income taxes paid                                           $  2,662,220            $ 2,582,920
                                                                    ============            ===========

                                REHABILICARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

1. Accounting Policies

The amounts set forth in the preceding financial statements are unaudited as of and for the periods ended March 31, 2002 and 2001 but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the periods presented. Such results are not necessarily indicative of results for the full year. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2001 included in the Company's Annual Report on Form 10-K.

Certain previously reported amounts have been reclassified to conform to classifications adopted in fiscal year 2002. These reclassifications had no effect on net income, cash flows or stockholders' equity.

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

The Company adopted the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Amounts previously recorded as separately identifiable intangibles for acquired work force and customer list have been subsumed to goodwill in accordance with FAS 141, increasing goodwill by $1.6 million as of the date of adoption. Effective with the July 1, 2002 adoption of FAS 142, goodwill is no longer amortized but is instead subject to an annual impairment test. The transitional impairment test conducted in connection with the adoption of FAS 142 resulted in no required provision for impairment.

Goodwill and other intangible assets resulting from acquisitions of business and the formation of the Company consist of the following:

                                             June 30, 2001       March 31, 2002
                                             -------------       --------------
Goodwill                                      $11,504,520         $11,504,520
Less accumulated amortization                   1,671,430           1,671,430
                                              -----------         -----------
         Net goodwill                           9,833,090           9,833,090
                                              -----------         -----------

Other intangible assets:                        1,783,686           1,783,686
Less accumulated amortization                     366,015             566,249
                                              -----------         -----------
         Net other intangible assets            1,417,671           1,217,407
                                              -----------         -----------
         Total intangible assets, net         $11,250,761         $11,050,497
                                              ===========         ===========

With the adoption of FAS 142, the Company ceased amortization of goodwill as of July 1, 2001. The following table presents the results of the Company for all periods presented on a comparable basis:

                                             Nine Months Ended March 31
                                           ------------------------------
                                               2002              2001
                                           ------------     -------------
Reported net income attributed to
  common shareholders                      $  3,611,718     $   2,806,237
Add back goodwill amortization, net of
  tax provision                                      --           354,459
                                           ------------     -------------
Adjusted net income attributed to
  common shareholders                      $  3,611,718     $   3,160,696
                                           ============     =============
Diluted net income per share:
Reported net income attributed to
  common shareholders                      $        .32     $         .26
Goodwill amortization                                --               .03
                                           ------------     -------------
Adjusted net income attributed to
  common shareholders                      $        .32     $         .29
                                           ============     =============

3. Note Payable and Long Term Debt

The Company has a $20,000,000 credit facility which provides for both term and revolving borrowings at varying rates based either on the bank's prime rate or LIBOR. As of March 31, 2002, there were borrowings outstanding of $8,597,000 under the long-term note and $400,000 under the revolving credit line.

Borrowings under the credit facility are secured by substantially all of the U.S. assets of the Company other than those pledged as collateral on previously existing lease or mortgage obligations. The interest rate on the term loan was 3.875% at March 31, 2002 and the weighted average rate on borrowings under the revolving line of credit was 5.65%.

The Company was in compliance with all financial covenants of its credit agreement as of March 31, 2002 and for the period then ended.

4. Segment Information

Rehabilicare and its consolidated subsidiaries operate in one reportable segment, the manufacture and distribution of electromedical pain management, rehabilitation and sports training products. The Company's chief operating decision makers use consolidated results to make operating and strategic decisions. Net revenue from the United States and foreign sources (primarily Europe) was as follows:


                       For the Nine Months Ended
                               March 31
                     ----------------------------

                         2002             2001
                     -----------      -----------

U.S. revenue         $34,180,374      $33,184,315
Foreign revenue       17,228,928       12,083,725
                     -----------      -----------
                     $51,409,302      $45,268,040
                     ===========      ===========

Net revenue by product line was as follows:

                                For the Nine Months Ended
                                        March 31
                              ----------------------------

                                  2002             2001
                              -----------      -----------
Rehabilitation products       $10,707,791      $ 9,194,245
Pain management                10,469,977       10,571,689
Consumer Products              12,477,936        8,592,509
Accessories and supplies       17,753,598       16,909,597
                              -----------      -----------
                              $51,409,302      $45,268,040
                              ===========      ===========


During the first nine months of fiscal 2002 and 2001, one customer accounted for approximately 15% and 13%, respectively, of consolidated revenue. This customer represented approximately 9% of total accounts receivable at March 31, 2002.

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

         The direct rental or sale approach in the United States involves placing electrotherapy units with physicians, physical therapists and other health care providers who then refer those units to patients after determining an appropriate treatment regimen. Units are left on consignment with the health care providers for such referral. The Company then bills the patient or the patient's insurance carrier directly after being notified that a unit has been prescribed and provided to the patient. The Company takes responsibility for subsequent patient follow-up, including extension of the rental period; sale of the unit, if appropriate, and sale of additional supplies required for continued use of the electrotherapy units. This distribution approach requires the Company to maintain significant investments in inventories and receivables.

RESULTS OF OPERATIONS

The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:


                                             Three Months Ended          Nine Months Ended
                                                  March 31                    March 31
                                            --------------------        --------------------

                                             2002          2001          2002          2001
                                            ------        ------        ------        ------
Net sales and rental revenue                 100.0%        100.0%        100.0%        100.0%

Cost of sales and rentals                    (32.1)        (31.8)        (32.8)        (31.4)

Gross profit                                  67.9          68.2          67.2          68.6

Operating expenses -
   Selling, general and administrative       (54.5)        (53.0)        (50.9)        (52.6)
   Research and development                   (2.7)         (3.3)         (3.1)         (2.9)
                                            ------        ------        ------        ------
            Total operating expenses         (57.2)        (56.3)        (54.0)        (55.5)
                                            ------        ------        ------        ------

   Income from operations                     10.8          11.9          13.2          13.1

   Other income (expense), net                (0.8)         (1.9)         (1.1)         (2.2)

   Income tax provision                       (4.2)         (4.3)         (5.1)         (4.7)
                                            ------        ------        ------        ------

   Net income                                  5.8           5.7           7.0           6.2
                                            ======        ======        ======        ======


Revenue was $17,777,000 for the third quarter of fiscal 2002, a 17% increase from $15,172,000 for the third quarter of fiscal 2001. Revenue for the nine months ended March 31, 2002 increased 14% to $51,409,000 from $45,268,000 for the first nine months of fiscal 2001. The largest component of those increases was the Company's Compex operation where revenue increased 70% in the third quarter and 45% in the first nine months of fiscal 2002 over the same periods in fiscal 2001. Compex's revenue increases resulted from volume increases in all markets, particularly Spain. Revenue from U.S. operations was up 2% in the third quarter and up 3% in the first nine months of fiscal 2002 compared to the same periods in fiscal 2001. Increases in revenue from direct rental or sale to patients of 5% in the third quarter and 7% in the first nine months resulted primarily from increased sales of units and supplies. Those increases were offset by declines in sales to medical product dealers and distributors as many of them converted some of their purchases to lower priced, often imported, units.

Gross profit was $12,074,000 or 67.9% of revenue for the third quarter and $34,529,000 or 67.2% of revenue for the first nine months of fiscal 2002, compared with $10,349,000 or 68.2% of revenue for the third quarter and $31,049,000 or 68.6% of revenue for the first nine months of fiscal 2001. The decline in the gross margin percentage resulted from continued growth of Compex revenue as a percent of total revenue and further reductions in the Compex gross margin percentage as a result of changes in product mix toward lower price sport and fitness products. Overall margins are expected to continue in the mid-sixties.

Selling, general and administrative expenses increased 20% to $9,687,000 in the third quarter of fiscal 2002 from $8,049,000 in fiscal 2001. As a percent of revenue, those expenses increased to 54% in the third quarter of fiscal 2002 from 53% in fiscal 2001. U.S. expenses for the third quarter included a charge of $563,000 for accrued compensation payable to David B. Kaysen, who resigned as President and CEO of the Company effective March 31, 2002. For the nine months ended March 31, 2002, selling, general and administrative expenses increased 10% to $26,180,000 from $23,813,000 in fiscal 2001. As a percent of revenue, those expenses declined to 51% during the first nine months of fiscal 2002 from 53% in fiscal 2001. The decline in the nine-month period resulted from Compex expenses increasing at a rate slower than the related increase in its revenue as newer markets achieve significant growth. In the U.S., those expenses are essentially unchanged as a percent of revenue after adjusting for the effect of discontinuing amortization of goodwill as described in Note 2 to the financial statements.

Research and development expense decreased 4% to $473,000 in the third quarter of fiscal 2002. In the nine months ended March 31, 2002, those costs increased 18% to $1,576,000 from $1,334,000 in fiscal 2001. The increase in the nine-month period reflects the cost of new product development activities both in the U.S. and Compex operations. The most significant project in the U.S. was the new ProMax TENS unit for which production started in October 2001. In Europe, three new products have been introduced in the last nine months. The Company anticipates that research and development expenses will remain relatively constant as a percentage of revenue in future periods.

Interest expense decreased 54% from $313,000 in the third quarter of fiscal 2001 to $144,000 in the third quarter of fiscal 2002 and decreased 45% from $1,026,000 in the first nine months of fiscal 2001 to $560,000 in fiscal 2002. The decreases resulted from lower interest rates and overall lower borrowings under the Company's credit facility. The Company expects interest expense to continue to decline with the lower overall balance of its indebtedness.

The provision for income taxes is 42% of income before taxes for the first nine months of fiscal 2002 compared to 43% for the same period of fiscal 2001. The Company operates in various countries in Europe as well as the United States. Some countries have higher tax rates than the United States as well as different rules on the deductibility of certain expenses and the availability of certain credits for taxes paid to other jurisdictions. The Company believes that 42% is a reasonable estimate of the effective rate for fiscal 2002 based on most recent estimates of expected sources of revenue and expenses for the entire year. The Internal Revenue Service has recently completed an examination of the Company's federal income tax returns for the years ended June 30, 1997 and 1998 and has proposed adjustments pursuant to such audit, most of which relate to the timing of revenue or expense recognition. The Company has filed a formal appeal of certain proposed adjustments and believes its provision for income taxes and related reserves are adequate.

As a result of the above activity, net income increased from $853,000 in the third quarter of fiscal 2001 to $1,029,000 in the third quarter of fiscal 2002. For the nine months ended March 31, 2002, net income increased to $3,612,000 from $2,806,000 during the same period in fiscal 2001. Diluted earnings per share increased from $.08 to $.09 for the third quarter and $.26 to $.32 per share for the nine month period.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2002, the Company's operations provided cash of $3,392,000, mainly from net income of $3,612,000 plus depreciation and amortization and less the net increase in current assets. Prepaid expenses declined due to lower value added tax prepayments by Compex. Accounts receivable increased $2,144,000, mainly from higher sales and slower collections for Compex. The decrease in accounts payable relates to timing differences and the payment of year-end accruals.

The Company used $662,000 in investing activities for the first nine months of fiscal 2002 for net purchases of property and equipment, including clinical and rental equipment.

The Company's financing activities used $1,715,000 of cash during the first nine months of fiscal 2002, mainly for the repayment of $2,470,000 of long-term debt under its $20,000,000 credit facility, less net borrowings of $400,000 under that facility. Borrowings were used primarily to build inventories in connection with new product introductions. At March 31, 2002, a total of $8,997,000 is outstanding under this facility, including $400,000 of short-term debt under the revolving line of credit.

This credit facility has a maturity date of June 30, 2004, at which time all outstanding borrowings are to be repaid. The Company anticipates all or substantially all borrowings under this credit facility will be repaid prior to the maturity date. If any borrowings are still outstanding at maturity, the Company believes that the agreement could be extended with the current financial institution or another facility put in place.

Managing receivables represents one of the biggest business challenges to the Company. The process of determining what products will be reimbursed by third party payors and the amounts to be paid for those products is very complex and the reimbursement environment is constantly changing. That risk is spread across many payors throughout the United States. The determination of an appropriate reserve for uncollectible accounts at the end of each reporting period is based on various factors including historical trends and relationships and experience with insurance companies or other third party payors. The Company believes that the reserve at March 31, 2002 is adequate to cover future losses on its receivables based on collection history and trends. The provision for uncollectible accounts recorded in the income statement may continue to fluctuate significantly from quarter to quarter as such trends change. The reserve was 31% of receivables at March 31, 2002 compared to 30% at June 30, 2001.

The Company has no material commitment for capital expenditures. The Company believes that available cash and borrowings under its credit line will be adequate to fund cash requirements for the current fiscal year and the foreseeable future.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding loan balance under the $20 million credit facility bears interest at a variable rate based on the bank's prime rate or LIBOR. Based on the average outstanding bank debt for the period ended March 31, 2002, a 100 basis point change in interest rates would not change interest expense by a material amount.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         In late January 2001, Rehabilicare was served with documents in connection with a product liability case brought in the California Superior Court for Solano County. Although Rehabilicare had no record of the proceedings, the action had progressed to the entry of a default judgment on January 11, 2001.

         Rehabilicare appealed the default judgment to the California Court of Appeals in March 2001. On May 10, 2002, the appeals court overturned the default judgment holding that there was no valid complaint against Rehabilicare on file.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS - None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders of Rehabilicare was held on January 10, 2002. Shareholders holding 8,814,831 shares, or approximately 81.4% of outstanding shares, were represented at the meeting by proxy or in person. The only matter submitted at the meeting for vote by the shareholders was as follows:

            a. Election of Directors

               The following nominees were elected to serve as members of the Board of Directors until the annual meeting of shareholders in 2002 or until such time as a successor may be elected.

                                                In Favor             Withheld
                                                --------             --------

                Frederick H. Ayers              8,746,145             68,686

                Richard E. Jahnke               8,740,280             74,551

                David B. Kaysen                 8,735,559             79,272

                John H.P. Maley                 8,739,168             75,663

                Robert C. Wingrove              8,747,004             67,827

               Mr. Kaysen subsequently resigned as an executive officer and director effective March 31, 2002.

ITEM 5.  OTHER INFORMATION - None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Separation Agreement dated March 31, 2002 between the Company and David B. Kaysen

         (b)      Reports on Form 8-K

                  None filed during the quarter ended March 31, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                REHABILICARE INC.



May 15, 2002                    /s/ John H.P. Maley
-----------------------         ---------------------------------------------
 Date                            John H.P. Maley
                                 Chief Executive Officer



May 15, 2002                    /s/ W. Glen Winchell
-----------------------         ---------------------------------------------
 Date                            W. Glen Winchell
                                 Vice President of Finance
                                 (Principal Financial and Accounting Officer)