Form 10-K
period 2002-06-30
REHABILICARE INC
filed 2002-09-30
CIK 64578

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2002

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

Yes ☒ No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of voting stock held by non-affiliates of Registrant, as of September 16, 2002, was approximately $42,428,866 (based upon the last sale price of such stock on such date as reported by the NASDAQ National Market System).

The number of shares outstanding of each of the Company’s classes of common stock, as of September 16, 2002, was: Common Stock, $.10 par value, 10,952,652 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specified portions of the Company’s definitive proxy statement for the annual meeting of shareholders to be held December 12, 2002 are incorporated by reference in response to Part III.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         Our Annual Report on Form 10-K contains a number of “forward-looking statements” where we indicate that we “anticipate,” “believe,” “expect” or “estimate” or use similar words to indicate what might happen in the future. These forward looking statements represent our expectations about future events, including anticipated product introductions; changes in markets, customers and customer order rates; changes in third party reimbursement rates; expenditures for research and development; growth in revenue; taxation levels; and the effects of pricing decisions. When used in this 10-K, the words “anticipate,” “believe,” “expect,” “estimate” and similar expressions are generally intended to identify forward-looking statements. You should evaluate these forward-looking statements in the context of a number of factors that may affect our financial condition and results of operations, including the following:

• Like many medical device companies that rely on third party reimbursement entities for payment, we have a large balance of uncollected accounts receivable. We also have a reserve for the portion of those receivables that we estimate will not be collected based on our historical experience. The uncollectible portion of receivables includes both sales allowances for contracted or negotiated selling prices and rental rates and bad debts. If we cannot collect an amount of receivables that is consistent with historical collection rates, we might be required to increase our reserve and charge off the portion of receivables we cannot collect. This additional “provision” for uncollectible accounts could significantly impact our operating results.

• In the United States, our products are subject to reimbursement by private and public healthcare reimbursement entities that generally impose limits on reimbursement and strict rules on applications for reimbursement. Changes in the rates, eligibility or requirements for reimbursement, or failure to comply with reimbursement requirements, could cause a reduction in our income from operations.

• We maintain significant amounts of finished goods inventory on consignment at clinics for distribution to patients. We may not be able to completely control losses of this inventory and, if inventory losses are not consistent with historical experience, we might be required to write off a portion of the carrying value of inventory.

• The clinical effectiveness of our electrotherapy products has periodically been challenged and the effectiveness of electrotherapy products such as those offered by Compex for fitness and health applications has sometimes been questioned. Publicity about the effectiveness of electrotherapy for pain relief or other clinical applications and continued questions about the effectiveness of electrotherapy for conditioning could negatively impact revenue and income from operations.

• We have periodically been the subject of litigation that has caused additional expense, including a Medicare whistleblower suit settled in 2000 for approximately $1.6 million. The costs of these actions, have negatively affected, and the resolution of other actions that may arise, may continue to negatively affect our operating results.

• Approximately 34% of our revenue for the year ended June 30, 2002 was generated by Compex SA, a subsidiary headquartered in Switzerland that does business primarily in Europe. There are risks in doing business in international markets which could adversely affect our business, including:

•	regulatory requirements;

•	export restrictions and controls, tariffs and other trade barriers;

•	difficulties in staffing and managing international operations;

•	fluctuations in currency exchange rates;

•	reduced protection for intellectual property rights;

•	seasonal reductions in business activity; and

•	potentially adverse tax assessments.

PART I

Item 1. Description of Business.

Background

         Rehabilicare Inc. was incorporated as Medical Devices, Inc., a Minnesota corporation, in 1972. Our name was changed to Rehabilicare Inc. in 1994. Through our U.S. operations, we manufacture, sell and rent electromedical rehabilitation and pain management products and services used in clinical, home healthcare, and occupational medicine applications. We also distribute certain product manufactured by others for similar applications. Through our Swiss subsidiary, Compex SA, we provide similar medical products and also manufacture and sell electrical muscle stimulators to enhance muscle performance for athletic training.

         Since 1998, we have expanded the scope of our operations through acquisitions. On March 17, 1998, we merged with Staodyn, Inc., a corporation headquartered in Longmont, Colorado that was in the same business but had more than twice the amount of our annual revenue. In this transaction, accounted for as a pooling-of-interests, we issued shares of our common stock valued at about $16.5 million. On August 7, 1998, we acquired the Homecare division of Henley Healthcare, Inc., another electrotherapy products business, for cash of $3.65 million.

         On July 16, 1999, we acquired Compex SA, a Swiss-based medical products and sports training products company for cash of approximately $11.0 million. The acquisition was financed principally with debt and provided for additional contingent consideration of up to $2 million based on the performance of Compex through December 31, 2000. That additional consideration was paid during fiscal 2000 and 2001.

         During the year ended June 30, 2002, we focused on increasing sales through several new product introductions, through greater penetration of the markets in which we offer our sports products, and through more focused patient services. In September 2001, we received FDA clearance to market our new ProMAX TENS devices, and introduced those devices, which will replace most of our historical TENS products, in October 2001. In October 2001, we introduced the Medi-Compex, a new product designed to serve the aesthetic and “well-being” marketplace in Europe. In November 2001, we introduced the Theta Sound in Europe, a new ultrasound product that we believe has unique features designed to maximize therapeutic effect. Importantly, in April 2002, we received FDA clearance to market the Compex Sport products in the United States for physical training. Although we anticipate contribution from these products in future periods, we do not anticipate completing the steps necessary to sell these products in the United States until the middle of our 2003 fiscal year.

         We were successful in the year ended June 30, 2002, in significantly increasing our penetration of Compex products in European markets. Although Italy remains our largest market for Compex, we substantially increased sales in Spain and made significant inroads in Germany. Overall, sales at Compex increased 40% in fiscal 2002 from 2001 and constituted approximately 34% of our overall revenue in fiscal 2002, up from 28% in fiscal 2001.

         We also increased our focus in the United States on patient services and were successful in completing a greater percentage of rentals initiated by prescription through more focus on careful billing practices. The increased revenue from these practices in our direct billing division offset declines in our wholesale division caused by competition from lower-priced foreign products. Overall, our operations were not significantly affected by economic conditions after September 11, 2002 and we recorded healthy increases in revenue and net income for the year ended June 30, 2002.

Products

         We offer a number of electrotherapy devices for rehabilitation, and chronic and acute pain management and, through our Swiss subsidiary Compex, electrical muscle stimulators to enhance muscle performance for sports training.

         We have not significantly integrated the products offered in the United States and for export under the Rehabilicare name with the products we offer in Europe and for export under the Compex name. Compex, which generates most of its revenue from consumer products, offers and sells in Europe its own series of products for electromedical applications and does not currently market Rehabilicare products. Rehabilicare recently received 510(k) clearance to begin marketing one of Compex’s consumer products for physical training in the United States and expects to introduce this product in test markets during the fiscal year ending June 30, 2003. All of these products involve electrotherapy, the use of current for therapeutic purposes, and involve similar technologies.

         Although rehabilitation and pain management products sold primarily through physician prescription continue to account for the largest portion of our revenue, consumer products sold in Europe through our Compex subsidiary have accounted for an increasing percentage of our revenues during the past three years. Rehabilitation products accounted for approximately 20% of our revenue in fiscal 2002, 19% of revenue in fiscal 2001 and 20% of revenue in fiscal 2000. Pain management products accounted for approximately 20% of our revenue in fiscal 2002, 22% of revenue in fiscal 2001 and 24% of revenue in fiscal 2000, respectively. Consumer products, sold through our Compex subsidiary, accounted for approximately 27% of our revenue in fiscal 2002, 22% of revenue in fiscal 2001 and 21% of revenue in fiscal 2002. The balance of our revenue resulted from the sale of accessories and supplies used with treatment modalities.

         We expect that our revenue from consumer products will continue to grow, both in absolute terms and in terms of the percentage of our overall product revenue, in future periods, particularly if we are successful in the introduction of the Compex Sport product in United States markets.

Products Sold in the United States and for Export under the Rehabilicare name.

         Rehabilitation Products

         We offer a variety of electrotherapy products in the United States for the rehabilitation market, including neuromuscular stimulators and pulsed direct current devices. These products consist of small, portable, battery-powered electrical pulse generators, which are connected by wires to electrodes placed on the skin.

         Neuromuscular Electrical Stimulation (NMES) Devices. NMES devices are designed to facilitate faster recovery and function in diseased or injured muscles and other soft tissues. NMES has proven effective in producing controlled muscle contractions, which assist in increasing or maintaining the strength and mobility of a limb and preventing deterioration of muscle tissue. Common uses of NMES therapy include muscle re-education associated with knee injuries; relaxation of muscle spasms in the neck and back; reduction of swelling; reduction of spasticity in children; and increase in range of motion. Our NMES products include the NM III™, which features 16 preset programs covering the most common applications, and the EMS+2™, which includes a unique pulsed direct current waveform. Both devices are ideal for clinical or home use.

         Pulsed Direct Current Devices (PDC). PDC devices utilize pulsed direct current to reduce pain and swelling, influence local blood circulation and increase range of motion. PDC is typically used post-operatively and for traumatic injuries. Our PDC products include the GV II™, a high voltage device used primarily for sprains and strains. In addition, the Rehabilicare SPORTX® features both a PDC and TENS channel, and is used extensively in sports medicine, particularly by orthopedic surgeons, professional, college, and other organized athletic teams.

         Ortho DX™ Electrotherapy System. Introduced in 1998, the Rehabilicare Ortho DX Electrotherapy System is designed for post-surgical knee rehabilitation and is comprised of a unique proprietary electromedical stimulator and electrode configuration. It combines both the PDC and NMS waveforms into one stimulator, allowing physicians and therapists to increase local blood circulation to address post-surgical swelling of the knee while simultaneously re-educating and strengthening key muscle groups in the leg. This innovative system reduces the post-surgical treatment time and therefore reduces costs while speeding the recovery time for the patient. The Ortho DX is designed for ease of application and use in hospital settings, in clinics or at home.

         Pain Management Products

         We offer a wide variety of electrotherapy products under the Rehabilicare name for acute and chronic pain management. These include transcutaneous electrical nerve stimulators, interferential stimulators and iontophoresis devices.

         Transcutaneous Electrical Nerve Stimulation Devices (TENS). TENS devices have been used as a non-narcotic alternative to drug therapy for the relief of chronic and acute pain for over 25 years. These devices are most frequently used to treat persistent conditions such as neck and low back pain. TENS has also been used in treating pain resulting from a variety of other conditions including postoperative pain, tendonitis, phantom limb pain, and childbirth. TENS devices generally reduce pain during treatment and the effects can continue for an extended period of time after use.

         There are two theories that explain how TENS alleviates pain. The “gate control theory” states that the electrical impulses from TENS devices block or interrupt the neurological transmission of pain signals from the site of the trauma to the brain. A second theory suggests that the electrical impulses stimulate the production of enkephalins or endorphins, the body’s natural pain suppressing agents. Under either theory, TENS relieves pain without the undesirable side effects and physiological problems of prolonged drug use, including addiction, stupor, depression, disorientation, nausea, and ulcers.

         During the year ended June 30, 2002, we consolidated our line of Rehabilicare TENS devices. Our current TENS line is focused on four different products. Our premier TENS unit, the ProMax™, is a state-of-the-art device that we designed with input from both patients and clinicians and that has become our best selling TENS device. Our most recently introduced TENS device, the Maxima®, is a streamlined, easy to use TENS that is available exclusively for wholesale customers. We also offer a specialized TENS device, the NuWave®, for low back pain. A clinical trial conducted by the Pain Treatment Center of the University of Tennessee in 1990 concluded that the NuWave often proved beneficial in patients with post-laminectomy or peripheral neuralgic pain. According to this trial, the patients responded favorably to the NuWave even if they had not responded to other types of TENS therapy. The Maxima® II is a traditional TENS device with programming flexibility. This is sold primarily to the wholesale customer market.

         We also manufacture and distribute in the United Kingdom a modified TENS unit, the BabiTENS®, for pain control during labor and childbirth. It is distributed directly to expectant mothers and currently through a large pharmacy chain in the United Kingdom. It is a widely accepted alternative to narcotic pain management. The use of a TENS device in the European Union does not require a doctor’s prescription, although a medical referral is normally required for third-party reimbursement.

         Interferential Stimulation Devices. Interferential is another form of electrical stimulation commonly used in physical therapy. Our IF II™ interferential stimulator delivers a continuous high-energy output that provides deep tissue penetration directly into the affected area. The IF II is used to reduce pain associated with back problems, joint injuries, overuse injuries as well as many podiatric applications.

         Distributed Products

         Iontophoretic Drug Delivery System. In the United States, we market Iontophoretic Drug Delivery Systems manufactured by IOMED Corporation under the IOMED™ name to physicians, physical therapists, and other healthcare specialists treating acute and chronic pain. Iontophoretic delivery involves the use of mild electrical stimulation to enhance the delivery of a medication (usually a local anesthesia) through the electrode into tissue. Iontophoretic drug delivery is noninvasive and does not require the use of a needle or ingestion of medication.

         Cervical and Lumbar Traction Devices. We also market in the United States “The Saunders Cervical Hometrac®” and “The Saunders Lumbar Hometrac®” devices manufactured by Saunders Medical to physicians, physical therapists, and other healthcare specialists treating neck and back pain. These traction devices use a handheld pump to produce varying pounds of traction to the cervical and lumbar areas of the spine. These devices provide easy, at-home traction and offer a cost-effective option to continuing clinical traction treatments.

         Accessories and Supplies

         Users of medical rehabilitation and pain management devices require various accessories and supplies. We sell self-adhesive and reusable electrode pads, disposable electrodes, leadwires, batteries, and a power pack that eliminates the need for batteries in some of our devices. We purchase all of our electrodes and accessories from outside suppliers. Accessories and supplies, including those provided separately to clinics with initial product rentals, accounted for approximately 33%, 37% and 35% of revenue in fiscal 2002, 2001 and 2000, respectively.

Products Sold in Europe and for Export by Compex SA

         We acquired Compex SA, a designer, developer and marketer of home use electrotherapy products for the medical, sports and fitness markets in Europe, in July 1999. Compex, headquartered near Lausanne, Switzerland, was established in 1986. Compex accounted for $24.7 million or 34% of our revenue in fiscal 2002, $17.4 million or 28% of our revenue in fiscal 2001 and $16.5 million or 28% of our revenue in fiscal 2000. Compex sells products for three principal applications: clinical products for medical applications, consumer products for sport and fitness applications and consumer products for health and wellness applications.

         Clinical Products. Although the line of clinical products offered by Compex in Europe is designed to perform many of the same rehabilitation and pain management functions as the products we market under the Rehabilicare name in the United States, the Compex products are larger (less portable) and each is designed to provide a full range of therapies rather than a single form of therapy. All of these products, although amenable to home use, are designed primarily for clinical use. Compex sells to medical markets in Switzerland, France and Italy but its products do not require prescriptions.

         The Compex Micro offers the pain management modalities of TENS as well as endorphic modalities similar to pulsed galvanic or interferential and modalities to combat disuse atrophy similar to our neuromuscular stimulation devices. The Micro+ offers many of the same features as the Micro, plus modalities for capillarization and iontophoretic modalities. The Compex 2 adds to these features the fitness programs offered in the Compex Sport products and programmability and “smart cards” to store the results of each treatment. The Compex Theta-Sound adds to these clinical capabilities a unique ultrasound product that calculates body composition to maximize treatment efficacy. These clinical products accounted for sales of $4.1 million or 17% of Compex’s sales in fiscal 2002, $2.4 million or 14% of Compex’s sales in fiscal 2001 and $3.1 million or 19% of Compex’s sales in fiscal 2000.

         Sports and Fitness. Compex sells a line of products directly to athletes for strength training and for assisting in muscle recovery after strenuous workouts. These products, which are hand-held portable products, include a range of products that may be customized for both elite athletes and “weekend warriors” and are sold at sporting goods shops. The Compex Sport is the base product targeted for nonprofessional athletes and offers programs for endurance, strength training, resistance and recovery and increased capillarization. The Sport 3 combines the features of the Sport in a modernized case with additional modalities for pain management and recovery. The full featured Sport 400, Compex’s newest sport product, offers all of the features of the Compex 2 clinical device and enhanced fitness programs for sport training for the serious athlete. Sport and fitness products accounted for sales of $19.3 million or 78% of Compex’s sales in fiscal 2002, $13.7 million or 79% of Compex’s sales in fiscal 2001, and $12.7 million of 73% of sales in fiscal 2000.

         Health and Wellness. In October 2001, Compex introduced in Europe the Medi-Compex, an electrotherapy device targeted specifically for health and wellness to build muscle tone, reduce muscle pain and improve well-being. This product is targeted primarily to non-athletic markets for physiological appearance and aesthetics. It accounted for roughly 7.5% of Compex’s sales.

         Markets and Marketing. Compex markets its products through demonstrations at sport shops, attendance and demonstrations at major athletic events across Europe and through product endorsements by Olympic and other top athletes and teams.

         In France, Switzerland, Germany and Spain, Compex sells its products directly or through subsidiary corporations. In Italy, products are sold through an exclusive distribution arrangement with Filsport Assistance S.r.l. Filsport Assistance S.r.l. accounted for 44% of Compex’s sales in fiscal 2002 and 51 percent in fiscal 2001. This represents 14% and 13% of Rehabilicare’s consolidated revenue in fiscal 2002 and 2001, respectively. If this distribution arrangement with Filsport Assistance S.r.l. were to end, it would have a material adverse impact on the revenue of Compex.

         In April 2002, we received clearance from the Food and Drug Administration (FDA) to market the Compex® Sport muscle stimulator over-the-counter in the United States. We plan to replicate in the United States the successful marketing strategy that Compex has developed in Europe. The actual product launch is expected to occur during the quarter ending December 31, 2002 and contribute to revenue during the last half of fiscal 2003.

Sales and Marketing

         We distribute our products in the United States both on a direct basis to healthcare providers and their patients and on a wholesale basis to home healthcare dealers. Our products are currently sold only on prescription in the United States. Accordingly, decisions to use our products are normally made by physical therapists, athletic trainers, occupational therapists, podiatrists, chiropractors, neurologists, dentists, physiatrists, general practitioners and orthopedic surgeons.

         Direct Distribution

         Historically, we had approached healthcare decision makers through a network of home healthcare and specialty equipment dealers. Since the early 1990s however, like most of the industry, we have emphasized direct rentals and sales to patients through healthcare providers and third-party payors rather than through dealers. In such direct rentals and sales, we make consignment inventory available at treating clinics and other dispensing locations. When a treating clinician determines that a specific device is beneficial to a patient, a physician’s prescription is obtained and the patient is trained in the use of the device. The product is then taken home by the patient for in-home therapy.

         We maintain a nationwide network of independent and employee sales representatives for our direct distribution activities who devote varying portions of their time to Rehabilicare products. As of June 30, 2002, our direct sales force consisted of 130 representatives. Our retail sales force calls on about 9,500 active accounts, including physical and occupational therapy clinics, orthopedic groups, sports medicine practices, and other providers of our products and the products of our competitors.

         Our billing and support operations for the direct distribution business are located in Tampa, Florida. These operations include (1) distribution support staff that provides next day service of products and supplies to providers and patients; (2) billing and collecting staff that work with physicians, clinicians and reimbursement entities to ensure prompt and accurate billing and collection of sales and rental fees for our products; (3) a telemarketing sales staff which follows up with patients to ensure that they have adequate product and supplies to meet their needs; and (4) patient care personnel that assist patients in the purchase and reimbursement process.

         To supplement the assistance offered by the Tampa sales support operation, we also employ clinicians who communicate with patients by phone from a clinical perspective and respond to calls from patients to ensure products are working and used properly. This department then reports to the prescribing clinician, allowing the clinician to contact the patient to alter therapy, as appropriate.

         Wholesale and International

         Our Rehabilicare products are also sold on a nonexclusive basis to approximately 200 home healthcare and durable medical equipment (DME) dealers. These dealers sell or rent our products to individual users who are referred by a physician, physical therapist, or other medical professional. Wholesale sales amounted to 5% of our revenue in fiscal 2002.

         In addition to our sales through Compex, we sell our Rehabilicare products internationally through foreign distributors and our majority-owned subsidiary, Rehabilicare (UK) Ltd., a subsidiary formed in February 1999 that acquired the business of one of our distributors. Although most of our revenue in the United Kingdom consisted of refurbishing our Babi-TENS units for a large pharmacy chain, the relationship with that pharmacy chain declined during fiscal 2002 and will end in fiscal 2003. We have therefore established a marketing arrangement with another company for our BabiTENS product. We nevertheless expect that sales through Rehabilicare (UK) Ltd. will decline after termination of our current contractual relationship with the pharmacy chain.

New Product Development

         We maintain separate development staff in the United States to develop new forms of our rehabilitation and pain management products and research and development staff at Compex to develop new versions and new products for the Compex product line. During the past year, our Rehabilicare development staff has focused on developing pain management devices using digital solid state electronics that may be manufactured at a reduced cost. In September 2001, we introduced the ProMax, a new fully-digital version of TENS product that will replace the Max III product.

         The Compex research and development staff have focused both on introducing new versions of existing products with enhanced features and on developing products that expand the treatment modalities that Compex offers. During fiscal 2002, Compex completed and introduced the Medi-Compex, a new product designed expressly for use in muscle toning to penetrate a new market segment health and well-being. Compex also introduced the Sport 400, its most technologically advanced stimulation unit, for use in the professional sport training market. In the clinical market, Compex introduced the Theta-Sound, a new ultrasound device that allows calibration of the intensity and form of the ultrasound beam based on patient body composition to maximize therapeutic effect. Compex is currently working on several additional products for each of these three markets.

Competition

         Rehabilicare Products

         The market for electrotherapy neuromuscular stimulation and pain management products in the United States is relatively mature and discrete. Although several other companies in the U.S. currently manufacture and distribute these devices, we believe that our principal competitor is Empi, Inc. For sales through dealers, as opposed to direct sales, there is also substantial and increasing competition from distributors of low cost TENS units manufactured by foreign entities. We compete in these markets primarily on the basis of the variety and quality of our product offerings, marketing and distribution presence and service. The electrotherapy rehabilitation market for modalities other than NMS, such as interferential, pulsed galvanic, and microcurrent, is more fragmented and more difficult to define. We believe that our ability to offer all of these modalities is in contrast to the focus of our competitors. We further believe that there are no dominant competitors for these other modalities and that the number of modalities we offer, together with the distinctive features of our products, allow us to compete favorably in this market.

         Compex Products

         Compex products compete in Europe both in the markets for clinical electrotherapy and in the consumer markets for sport and fitness products and for health and wellness products. As in the United States, the market for clinical products is relatively mature and Compex’s products compete in these markets primarily on the basis of breadth of features, flexibility, portability and cost. In contrast, the consumer markets for sport and fitness and health and wellness products are less developed and Compex’s products are, in many instances, the first products for these uses. Although Compex’s consumer products are well known and marketed currently in six European countries, as they become more accepted they also face competition from numerous new market entrants. Most of these new entrants tend to be smaller companies and the degree of competition they present varies considerably by each individual country. Nevertheless, Compex’s fitness products have been subject to increasing competition on the basis of price in a number of these countries. Compex competes in part with these new entrants by continually enhancing its products to offer new features and by reducing cost on older featured products. We believe that Compex also competes favorably on the basis of the size of its product line, higher quality of its products and the range of prices at which its products are offered.

Manufacturing and Sources of Supply

         Our U.S. electrotherapy devices are manufactured at our headquarters and manufacturing facility in New Brighton, Minnesota. Manufacturing operations consist primarily of installing electronic components and materials onto printed circuit boards and assembling them into the final product. To maximize quality and reliability and decrease size and weight, most of our products incorporate surface mount technology and we use machinery that automates surface mounts and through-hole circuit board manufacturing.

         Some Compex SA products incorporate components manufactured in other countries that are shipped to a Swiss contracted engineering company. Other products are manufactured in France by another company. Compex requires the contract manufacturers to assemble Compex products using strict quality requirements, and technology specifications that it supplies.

         Our electronic devices involve electromechanical assemblies and proprietary electronic circuitry. Most of the raw materials and manufactured components used in our products are available from a number of different suppliers. We maintain multiple sources of supply for most significant items and believe that alternative sources could be developed, if required, for present single supply sources without a material disruption of our operations.

Patents and Trademarks

         Because we believe that patent protection does not offer a significant competitive advantage in the marketplace for electrotherapy devices, we have not pursued patent protection on the features of most of our products. During the past two fiscal years, we have submitted several more patent applications for approval, which remain pending. One of the companies that we acquired maintained a more aggressive approach to patent protection and the majority of its products are covered by more than 25 U.S. and Canadian patents. We may also apply for additional protection for some of the features of the products developed by Compex. In the absence of patent protection, we rely on trade secrets, know-how and continuing technological innovation to enhance our competitive position. We do, however, maintain trademark registration for all of our branded product names.

         We believe that we own or have the right to use all proprietary technology necessary to manufacture and market our current products and those under development. We have no knowledge that we are infringing upon any patents held by others.

Government Regulation

         The medical devices that we manufacture and market are subject to regulation by the Food and Drug Administration (the FDA) and, in some instances, by foreign governments. Under the Federal Food, Drug and Cosmetic Act and regulations issued by the FDA under that act, we must comply with controls that regulate the testing, manufacturing, packaging, and marketing of our medical devices. This system of regulation creates three classifications for medical devices, each of which is subject to different levels of regulatory control, with Class I being the least stringent and Class III being subject to the most control. Class III devices, which are life supporting or life sustaining, or are of substantial importance in preventing impairment of human health, are generally subject to a clinical evaluation program before receiving premarket approval from the FDA for commercial distribution. Class II devices are subject in some cases to performance standards which are typically developed through the joint efforts of the FDA and manufacturers but they do not require clinical evaluation and premarket approval by the FDA. Performance standards for most Class II devices, including our medical products, have not been adopted so only Class I controls apply. Class I devices are subject only to general controls, such as compliance with labeling and record-keeping regulations. We believe that all our currently marketed products are Class II products under this classification system and that they do not require clinical evaluation and premarket approval prior to commercial distribution.

         If a new device is substantially equivalent to a device that was in commercial distribution before 1976 and has been continuously marketed since 1976, premarket approval requirements are satisfied through a 510(k) premarket notification submission under which the applicant provides product information supporting its claim of substantial equivalence. This regulatory review typically takes from three to twelve months. Because TENS and NMS devices were marketed prior to 1976, all design enhancements since 1976 requiring regulatory approval have been marketed under this less burdensome form of FDA procedure.

         As a manufacturer of medical devices, we are also subject to regulation by the FDA of our manufacturing processes and facilities under the FDA’s QSR requirements (formerly Good Manufacturing Practices) and other similar regulations. These regulations require that we manufacture our products and maintain documents in a prescribed manner with respect to manufacturing, testing and control activities. We believe that our manufacturing and quality control procedures substantially conform to the requirements of the FDA regulations. Our products are also subject to laws and regulation in foreign countries.

         The FDA and various state agencies also regulate the labeling of our medical devices, including any promotional activities sponsored or marketing materials distributed by us or on our behalf. While the FDA cannot prohibit a licensed health care professional from using a device for purposes other than indicated in its labeling (i.e., an “off-label” use), if the FDA determines that a manufacturer or seller is engaged in off-label marketing of a product subject to FDA regulations, the FDA may take administrative, civil or criminal actions against the manufacturer or seller. The regulations of state agencies with respect to the advertisement and promotion of medical devices may be even more restrictive.

Reimbursement

         Governmental and other efforts to reduce healthcare spending have affected, and will continue to affect, our operating results. The cost of a significant portion of medical care in the United States is funded by government and private insurance programs, such as Medicare, Medicaid, health maintenance organizations, and private insurers, including Blue Cross/Blue Shield plans. Government imposed limits on reimbursement of hospitals and other healthcare providers have significantly curtailed their spending budgets. Under certain government insurance programs, a healthcare provider is reimbursed a fixed sum for services rendered in treating a patient, regardless of the actual charge for such treatment. Private and third-party reimbursement plans are also developing increasingly sophisticated methods of controlling healthcare costs through redesign of benefits and exploration of more cost-effective methods of delivering healthcare. In general, these government and private cost-containment measures have caused healthcare providers to be more selective in the purchase of medical products.

         Under most third-party reimbursement plans, the coverage of an item or service and the amount of payment that will be made are separate decisions. Efforts to reduce or control healthcare spending are likely to limit both the coverage of certain medical devices, especially newly approved products, and the amount of payment that will be allowed. Restrictions on coverage and payment of our products by third-party payors could have an adverse impact on our operations. We attempt to establish relationships with such payors to assure coverage of our products and make the timing and extent of reimbursement more predictable.

         The Health Care Financing Administration (“HCFA”), the federal agency which determines Medicare reimbursement levels, recently announced a reduction in the amounts patients will be reimbursed for use of TENS devices. Although Medicare reimbursement has historically constituted only a small portion of our revenue, private insurance programs often follow HCFA in reducing reimbursement rates. If the HCFA reductions are implemented and private insurance programs take similar measures, our revenue and operations would be adversely affected.

         In addition to establishing the rates of reimbursement, HCFA and the agencies that administer Medicare reimbursement require compliance with a detailed set of regulations and forms as a prerequisite to reimbursement. Failure, or alleged failure, to comply with these regulations can result in administrative action and civil action under “whistleblower” statutes. We were the subject of a whistleblower suit in 1999 that we settled with the United States Government by payment of $1,588,510. As part of this settlement, we also entered into a five-year corporate integrity agreement with the Office of the Inspector General. The corporate integrity agreement requires that, to the extent that we obtain Medicare reimbursement in the future, our operations will be subject to audit and close scrutiny by federal regulatory agencies.

Employees

         As of June 30, 2002, we had 278 full-time employees in the U.S. This includes 131 employees in sales and marketing, 7 in research and development, 51 in manufacturing, and 89 in finance and administration. Geographically, we had 92 employees in our New Brighton facility, 150 employees in Tampa and 36 employees in various regional U.S. field locations.

         As of June 30, 2002, we had 92 full-time international employees. This includes 43 in sales and marketing, 10 in research and development, 17 in operations, and 22 in finance and administration. Geographically, our international employees include 52 in Switzerland, 21 in France, 9 in Germany, 10 in Spain and 4 in the United Kingdom.

         Our employees are not represented by any collective bargaining organization and we have never experienced a work stoppage. We believe that our relations with our employees are satisfactory.

Item 2. Properties

         Our corporate headquarters are located in a 30,000 square foot facility in New Brighton, Minnesota, a suburb of St. Paul, Minnesota. This facility houses all of our corporate activities including administration, finance, sales and marketing, research and development, and manufacturing. We own this facility.

         We entered into a 10-year lease effective June 1, 1999 for 26,000 square feet of office space in Tampa, Florida for our direct sales, customer service, patient support and billing and collection activities.

         We currently lease four facilities in Europe that total approximately 7,600 square feet of leased space. These leases range in duration from one to three years and are all renewable.

         We believe that our headquarters and direct billing facilities provide adequate space for our administrative, billing and support operations in the United States for the foreseeable future. We also believe that our current facilities near Lausanne, Switzerland are adequate for our European administrative operations for the coming year. We believe that additional leasehold space is currently readily available in all jurisdictions at favorable rates.

Item 3. Legal Proceedings.

         In late January 2001, we were served with documents in connection with a product liability case brought in the California Superior Court for Solano County. Although we had no record of the proceedings, the action had progressed to the entry of a default judgment on January 11, 2001. We appealed the default judgment to the California Court of Appeals in March 2001. On May 10, 2002, the appeals court overturned the default judgment holding that there was no valid complaint against us.

         From time to time, we have also been a party to other claims, legal actions and complaints arising in the ordinary course of our business. We do not believe that the resolution of such matters has had or will have a material impact on our results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of our shareholders during the quarter ended June 30, 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

         Our shares are traded on The Nasdaq Stock Market under the symbol “REHB.” The table below sets forth the high and low closing sale prices of our common stock for the periods indicated, as quoted by Nasdaq:

	High	Low

Fiscal year ended June 30, 2002

First Quarter	$3.450	$2.270

Second Quarter	5.150	2.790

Third Quarter	5.450	4.250

Fourth Quarter	6.490	4.270

	High	Low

Fiscal year ended June 30, 2001

First Quarter	$3.188	$2.438

Second Quarter	2.969	1.969

Third Quarter	3.375	2.375

Fourth Quarter	3.600	2.563

         The last sale price reported by Nasdaq on September 16, 2002 was $3.98 per share. As of September 16, 2002, there were approximately 785 shareholders of record (not including beneficial holders) and we estimate there were approximately 3,000 beneficial holders.

         We have never declared or paid a cash dividend on our common stock. We presently intend to retain all earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data.

	For the Years Ended June 30,

	2002	2001	2000	1999	1998

Operating results -

Revenue	$72,506,677	$62,957,415	$59,574,612	$41,795,373	$33,812,453

Gross profit	48,972,916	43,245,085	41,337,561	29,847,069	22,676,520

Net income (loss)	4,942,010	3,319,989	2,202,777	2,859,834	(1,008,683)

Per common share -

Net income (loss)	$.44	$.31	$.21	$.27	$(.10)

Financial data/other -

Cash	$2,086,650	$759,611	$2,227,352	$561,207	$919,765

Working capital	25,777,799	22,391,874	21,495,832	21,547,312	19,204,614

Total assets	57,477,736	51,495,871	52,707,962	35,699,714	27,060,358

Shareholders’ Equity	35,281,190	28,459,216	25,269,554	23,053,309	20,091,230

Long-term obligations	6,455,209	10,433,542	13,662,792	4,066,914	3,299,705

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         We discuss the factors that significantly affected our financial results and our financial condition in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For a more complete understanding of these factors, you should also review our consolidated balance sheets at June 30, 2001 and June 30, 2002, our consolidated statements of operations, statements of shareholders’ equity and statement of cash flows for the three years ended June 30, 2002, and the notes to those financial statements. These financial statements and the report of Ernst & Young LLP on our financial statements are included at Item 8 of this Form 10-K.

Critical Accounting Policies

         We prepare our financial statements in accordance with generally accepted accounting principles as in effect in the United States. Nevertheless, the preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. It is our policy to evaluate and update these estimates on an ongoing basis. The judgments and policies that we believe would have the most significant impact on the presentation of our financial position and results are as follows:

Revenue Recognition and Provisions for Credit Allowances and Returns. In our retail electrotherapy business, we recognize revenue upon notification from a health care provider that equipment has been prescribed and provided to a patient and approved by the patient or his/her insurance provider. Many providers reimburse at rates which differ from our invoice rate based on contracts, buying agreements or negotiated rate adjustments. In addition, patients sometimes return units after initial acceptance when they determine that their responsibilities for co-payments, deductibles or other charges is more than expected. We provide for these credit allowances and returns by recognizing only a portion of the invoiced amount and by recording such amount as part of the reserve for uncollectible accounts receivable. We estimate the amount of this provision for credit allowances and returns based on our historical experience with the various reimbursement entities, any recent notifications of changes in reimbursement rates and our historic rates of product returns. Possible changes in the number of units returned by patients or the rates of reimbursement could cause this provision for credit allowances and the reserve for uncollectible accounts to be inadequate.

Reserve for Uncollectible Accounts Receivable. Managing our accounts receivable represents one of our biggest business challenges. The process of determining what products will be reimbursed by third party payors and the amounts that they will reimburse is very complex and the reimbursement environment is constantly changing. We maintain a reserve for uncollectible receivables, and provide for additions to the reserve, to account for the risk of nonpayment. We set the amount of the reserve, and adjust the reserve at the end of each reporting period, based on a number of factors, including historical rates of collection, trends in the historical rates of collection and current relationships and experience with insurance companies or other third party payors. If the rates of collection of past-due receivables recorded for previous fiscal periods changes, or if there is a trend in the rates of collection on those receivables, we may be required to change the rate at which we provide for additions to the reserve. Such a change, even though small in absolute terms, can significantly affect financial performance in current periods. A change in the rates of our collection can result from a number of factors, including turnover in personnel, changes in the reimbursement policies or practices of payors, or changes in industry rates of reimbursement. Further, the reserve may be affected by significant charge-offs if a related group of receivables become doubtful. Accordingly, the provision for uncollectible accounts recorded in the income statement has fluctuated and may continue to fluctuate significantly from quarter to quarter as such trends change.

Carrying Value of Inventory. We maintain a large balance of electrotherapy products on consignment at clinics and other health care providers that are not under out control. In the course of our business, some of this product is lost. Although we have the right in most cases to seek reimbursement for the lost product from our sales representatives or the health care providers, in some instances we forgo that right in order to maintain favorable relationships. We maintain a reserve for the amount of consignment inventory that may be lost based on our experience as developed through periodic field audits. We cannot be certain that future rates of product loss will be consistent with our historical experience and we could be required to increase the rate at which we provide for such lost inventory, thus adversely affecting our operating results.

Carrying Value of Intangible Assets. We had a balance of intangible assets of approximately $11 million at June 30, 2002, most of which constituted goodwill and the value of acquired technology, from several acquisitions. We are required to charge-off the carrying value of identifiable intangibles, long-lived assets and related goodwill to the extent it may not be recoverable. We annually assess the impairment of identifiable intangibles, long lived assets and related goodwill or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	significant under-performance relative to expected historical or projected future operating results;

•	significant changes in the manner of use of the acquired assets or our overall business strategy;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period and our market capitalization relative to net book value.

If we determine that the carrying value of intangibles, long-lived assets and related goodwill might not be recoverable based upon the existence of one or more of the above indicators of impairment, we would measure any impairment based on a projected discounted cash flow method using a discount rate we determine to be commensurate with the risk inherent in our current business model.

Results of Operations

         The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:

	Year Ended June 30,

	2002	2001	2000

Net sales and rental revenue	100.0%	100.0%	100.0%

Cost of sales and rentals	32.5	31.3	30.6

Gross profit	67.5	68.7	69.4

Operating expenses

Selling, general and administrative	52.0	54.5	55.4

Research and development	2.9	3.0	2.2

Medicare settlement expense	—	—	3.5

Total operating expenses	54.9	57.5	61.1

Income from operations	12.6	11.2	8.3

Other expense, net	0.9	1.9	1.0

Income tax provision	4.9	4.0	3.6

Net income	6.8%	5.3%	3.7%

Comparison of Year Ended June 30, 2002 to Year Ended June 30, 2001

         Our revenue increased 15% from $62,957,000 in fiscal 2001 to $72,507,000 in fiscal 2002. The largest component of this increase was from our Compex operation, where revenue increased 42% in fiscal 2002 compared to fiscal 2001. Although Compex’s revenue increase resulted from volume increases in all markets, the most significant improvements occurred in Spain, where we were successful in introducing the Compex product line in a major retail chain, and to a lesser extent in Germany. Compex revenue was also favorably impacted by improvements in the exchange ratio of the Euro versus the dollar. Revenue from our U.S. operations increased 5% in fiscal 2002 compared to the same period in fiscal 2001. Increases in revenue from direct rentals or sales to patients of 10% resulted primarily from increased sales of supplies, a portion of which was due to price increases. Those increases were offset by declines in sales to medical product dealers and distributors as many of them converted some of their purchases to lower priced, generally imported units.

         Our gross profit as a percentage of revenue declined slightly to 67.5% in fiscal 2002 compared to 68.7% of revenue for fiscal 2001. In general, sales of Compex’s consumer products carry lower margins than sale of products for medical applications and Compex has been increasing its sales to retail sports stores (at wholesale prices) and deemphasizing direct to consumer sales (at retail prices). Accordingly, the decline in the gross margin percentage resulted from continued growth of Compex revenue as a percent of total revenue and further reductions in the Compex gross margin percentage as a result of changes in product mix toward lower price sport and fitness products. We expect overall margins to stabilize and continue in the mid to upper sixties.

         Our selling, general and administrative expenses increased 10% to $37,695,000 in fiscal 2002 from $34,337,000 in fiscal 2001. As a percentage of revenue, those expenses declined to 52% in fiscal 2002 from 55% in fiscal 2001. The decline as a percentage of revenue in fiscal 2002 resulted primarily from Compex, where revenue increased faster than expenses as investments for infrastructure in newer markets made in 2001 began generating significant revenue in 2002. Part of the decline also resulted from a change in accounting principles relating to the amortization of intangibles. Amortization of goodwill was discontinued at the beginning of fiscal 2002 in accordance with FAS 141. Amortization of goodwill was $834,000 in fiscal 2001. The declines were offset by $563,000 of administrative expense incurred in connection with a severance package to our former chief executive officer. After adjusting for this expense, and for the effect of discontinued amortization of goodwill our selling, general and administrative expense as a percentage of revenue was relatively constant from fiscal 2001 to fiscal 2002.

         Research and development expenses increased 11% to $2,090,000 in fiscal 2002 compared to $1,886,000 during the same period in fiscal 2001. This increase reflects the cost of new product development activities both in the U.S. and Compex operations. Our most significant project in the U.S. was the new Promax TENS unit for which production started in October 2001. In Europe, four new products were introduced during fiscal 2002. We anticipate that research and development expenses will remain relatively constant as a percentage of revenue in future periods.

         Our interest expense decreased 47% from $1,277,000 for fiscal 2001, to $675,000 for fiscal 2002. The decrease resulted from lower interest rates and overall lower borrowings under our credit facility. We expect interest expense to continue to decline with the lower overall balance of our indebtedness.

         The provision for income taxes was 42% for fiscal 2002 compared to 43% in fiscal 2001. We operate in various countries in Europe as well as the United States. Some countries have higher tax rates than the United States as well as different rules on the deductibility of expenses and the availability of credits for taxes paid to other jurisdictions. We believe that 42% is a reasonable estimate of the effective rate for fiscal 2002 based on most recent estimates of tax liabilities in the U.S. and in the various European tax authorities for the entire fiscal year. The Internal Revenue Service has recently completed an examination of our federal income tax returns for the years ended June 30, 1997 and 1998 and has proposed adjustments pursuant to such audit, most of which relate to the timing of revenue or expense recognition. We have filed a formal appeal of certain proposed adjustments and believe its provision for income taxes and related reserves are adequate.

         As a result of all the above activity, our net income increased from $3,320,000 for fiscal 2001 to $4,942,000 for fiscal 2002. Diluted earnings per share increased from $.31 in fiscal 2001 to $.44 in fiscal 2002.

Comparison of Year Ended June 30, 2001 to Year Ended June 30, 2000

         Our revenue increased 6% to $62,957,000 in fiscal 2001 from $59,575,000 in fiscal 2000. This increase was primarily attributable to United States operations where revenue increased 6% in fiscal 2001 over the same period in fiscal 2000. Our revenue in fiscal 2001 was adversely affected by negative publicity from a whistleblower lawsuit disclosed in fiscal 2000. Our Compex operations also contributed to the increased revenue, accounting for $17,416,000 of revenue in fiscal 2001, compared to $16,463,000 in fiscal 2000. Although our Compex operations grew, revenue from Compex was lower than expected in fiscal 2001 due to the effects of a strengthening U.S. dollar against European currencies, to competitive pressures and to slower than anticipated orders from Compex’s Italian distributor.

         Our gross profit was 68.7% of revenue for fiscal 2001, compared with 69.4% of revenue for fiscal 2000. Cost of sales in fiscal 2000 included a one-time charge of $645,000 related to the step-up in basis of inventory recorded in connection with the Compex acquisition. Without that charge, gross profit would have been 70.5% of revenue for fiscal 2000. The reduced gross profit in fiscal 2001 resulted primarily from increased focus on sales of Compex sport products at wholesale prices to retail store outlets, rather than direct to consumers at retail prices.

         Our Selling, general and administrative expenses increased slightly to $34,337,000 in fiscal 2001 from $32,986,000 in fiscal 2000. As a percentage of revenue, selling, general and administrative expenses declined to 54% in fiscal 2001 from 55% in fiscal 2000. The reductions as a percent of revenue reflect lower selling expenses related to the Compex retail sales strategy and certain economies of scale.

         Our research and development expenses increased 44% to $1,886,000 in fiscal 2001, from $1,311,000 in fiscal 2000. This increase reflects expanded new product development activities both in the U.S., particularly related to the ProMax product which was introduced in September 2001, and in Europe where one new sport product was introduced in April 2001.

         Our interest expense decreased 20% from $1,600,000 for fiscal 2000, to $1,277,000 for fiscal 2001. The decrease resulted from slightly lower interest rates and lower outstanding borrowings under our credit facility.

         The provision for income taxes for fiscal 2001 was 43% compared to 49% in fiscal 2000. The effective tax rate for fiscal 2000 before the impact of the Medicare lawsuit settlement expense, which was higher due to the non-deductibility of the majority of the settlement costs, was 42%.

         As a result of all the above activity, net income increased from $2,203,000 for fiscal 2000 to $3,320,000 for fiscal 2001. Diluted earnings per share increased from $.21 in fiscal 2000 to $.31 in fiscal 2001.

Liquidity and Capital Resources

         For the fiscal year ended June 30, 2002, our operations provided cash of $4,874,000, mainly from net income of $4,942,000 plus depreciation and amortization and less the net increase in current assets. Prepaid expenses declined due to lower value added tax prepayments by Compex. Accounts receivable increased $4,079,000, as a result higher sales by Compex and a decision by its major customer to pay in accordance with normal terms rather than making early payments to obtain a cash discount. The decrease in accounts payable relates to timing differences and the payment of year-end accruals.

         We used $819,000 in investing activities in fiscal 2002 for net purchases of property and equipment, including clinical and rental equipment.

         Our financing activities used $3,472,000 of cash during fiscal 2002, mainly for the repayment of $3,888,000 of long-term debt under our $20,000,000 credit facility. These repayments included a voluntary payment of $800,000 from excess cash that was in addition to the required payments under the loan agreement. At June 30, 2002, a total of $7,297,000 is outstanding under this facility. This credit facility has a maturity date of June 30, 2004, at which time all outstanding borrowings are to be repaid. We expect that all or substantially all of the borrowings under this credit facility will be repaid prior to the maturity date. If any borrowings remain outstanding at maturity, we believe that the agreement could be extended with the current financial institution or that another facility could be put in place on favorable terms.

         We currently have no material commitment for capital expenditures. We expect, however, to invest in sales and marketing, and in inventory and infrastructure, over the following twelve months to introduce Compex sport products to the United States markets. We intend to start this process in a single state and to invest more based on experience in that market.

         We believe that available cash and borrowings under our credit line will be adequate to fund cash requirements for the current fiscal year and the foreseeable future.

         Item 7a. Quantitative and Qualitative Disclosures About Market Risk

         During the year ended June 30, 2002, our revenue originating outside the U.S. was 35.7% of total revenue, substantially all of which was denominated in the local functional currency. Currently, we do not employ currency hedging strategies to reduce the risks associated with the fluctuation of foreign currency exchange rates.

         Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

         We are exposed to market risk from changes in the interest rates on certain outstanding debt. The outstanding loan balance under our $20 million credit facility bears interest at a variable rate based on the bank’s prime rate or LIBOR. Based on the average outstanding bank debt for fiscal 2002, a 100 basis point change in interest rates would not change interest expense by a material amount.

Item 8. Financial Statements.

Financial Statement Index

Report of Independent Auditors

To the Board of Directors and
Stockholders of Rehabilicare Inc.

We have audited the accompanying consolidated balance sheets of Rehabilicare Inc. as of June 30, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rehabilicare Inc. at June 30, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill to conform to the statement of Financial Accounting Standards No. 142 effective July 1, 2001.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
August 23, 2002

REHABILICARE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30

	2002	2001

ASSETS

Current Assets:

Cash and cash equivalents	$2,086,650	$759,611

Receivables, less reserves of $12,891,864 and $11,141,407	23,629,117	18,998,132

Inventories -

Raw materials	2,368,203	2,039,665

Work in process	80,265	55,895

Finished goods	6,522,790	6,552,155

Deferred tax assets	4,655,631	4,075,317

Prepaid expenses	1,641,378	2,156,646

Total current assets	40,984,034	34,637,421

Property, plant and equipment, net	4,679,778	5,025,969

Goodwill, net	9,833,090	9,833,090

Other intangible assets, net	1,150,652	1,417,671

Deferred tax assets	702,567	460,985

Other assets	127,615	120,735

	$57,477,736	$51,495,871

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Current maturities of long-term debt	$2,512,446	$2,430,173

Accounts payable	3,312,767	3,977,308

Accrued liabilities -

Payroll	607,409	787,314

Commissions	437,530	338,491

Income taxes	2,670,766	1,631,710

Other	5,656,988	3,080,551

Total current liabilities	15,197,906	12,245,547

Long-Term Liabilities:

Long term-debt	6,463,538	10,433,542

Deferred tax liabilities	535,102	357,566

Total liabilities	22,196,546	23,036,655

Stockholders’ Equity:

Common stock, $.10 par value: 30,000,000 shares authorized; issued and outstanding 10,922,618 and 10,792,060 shares, respectively	1,092,262	1,079,206

Preferred stock, no par value: 5,000,000 shares authorized; none issued and outstanding	—	—

Additional paid-in capital	21,564,096	21,420,378

Less note receivable from officer/stockholder	—	(189,417)

Unearned compensation on restricted stock	(77,813)	(186,563)

Accumulated other non-owner changes in equity	735,564	(689,459)

Retained earnings	11,967,081	7,025,071

Total stockholders’ equity	35,281,190	28,459,216

	$57,477,736	$51,495,871

The accompanying notes are an integral part of these financial statements.

REHABILICARE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30

	2002	2001	2000

Net sales and rental revenue	$72,506,677	$62,957,415	$59,574,612

Cost of sales and rentals	23,533,761	19,712,330	18,237,051

Gross profit	48,972,916	43,245,085	41,337,561

Operating expenses:	37,694,707	34,337,362	32,986,395

Selling, general and administrative	2,090,110	1,885,711	1,310,694

Research and development	—	—	2,093,537

Medicare lawsuit expenses	—	—	—

Total operating expenses	39,784,817	36,223,073	36,390,626

Income from operations	9,188,099	7,022,012	4,946,935

Other income (expense):

Interest expense	(674,737)	(1,276,623)	(1,599,642)

Gain on sale of building	—	—	1,075,680

Other	6,648	78,600	(81,196)

Income before income taxes	8,520,010	5,823,989	4,341,777

Income tax provision	3,578,000	2,504,000	2,139,000

Net income	$4,942,010	$3,319,989	$2,202,777

Net income per common and common equivalent share
Basic	$.45	$.31	$.21

Diluted	$.44	$.31	$.21

Weighted average number of shares outstanding

Basic	10,867,744	10,638,422	10,543,978

Diluted	11,115,322	10,692,866	10,615,142

The accompanying notes are an integral part of these financial statements.

REHABILICARE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30

						Accumulated
				Note	Unearned	Other Non-
				Receivable	Compensation on	Owner		Total
	Common Stock		Additional	From Officer/	Restricted	Changes in	Retained	Stockholders’
	Shares	Amount	Paid-In Capital	Stockholder	Stock	Equity	Earnings	Equity

Balance, June 30, 1999	10,494,908	$1,049,491	$20,740,650	$(237,500)	$—	$(1,637)	$1,502,305	$23,053,309

Net income	—	—	—	—	—	—	2,202,777	2,202,777

Translation adjustments	—	—	—	—	—	(153,082)	—	(153,082)

Total comprehensive income	—	—	—	—	—	—	—	2,049,695

Exercise of stock options and related tax benefits	26,766	2,677	33,500	—	—	—	—	36,177

Common stock issued through Employee Stock Purchase Plan	37,036	3,703	99,587	—	—	—	—	103,290

Payments on note receivable	—	—	—	27,083	—	—	—	27,083

Balance, June 30, 2000	10,558,710	1,055,871	20,873,737	(210,417)	—	(154,719)	3,705,082	25,269,554

Net income	—	—	—	—	—	—	3,319,989	3,319,989

Translation adjustments	—	—	—	—	—	(534,740)	—	(534,740)

Total comprehensive income	—	—	—	—	—	—	—	2,785,249

Exercise of stock options and related tax benefits	8,158	816	20,185	—	—	—	—	21,001

Common stock issued through Employee Stock Purchase Plan	45,192	4,519	94,456	—	—	—	—	98,975

Issuance of restricted stock	180,000	18,000	432,000	—	(450,000)	—	—	—

Amortization of unearned compensation	—	—	—	—	263,437			263,437

Payments on note receivable	—	—	—	21,000	—	—	—	21,000

Balance, June 30, 2001	10,792,060	1,079,206	21,420,378	(189,417)	(186,563)	(689,459)	7,025,071	28,459,216

Net income	—	—	—	—	—	—	4,942,010	4,942,010

Translation adjustments	—	—	—	—	—	1,425,023	—	1,425,024

Total comprehensive income	—	—	—	—	—	—	—	6,367,033

Exercise of stock options and related tax benefits	133,373	13,337	291,009	—	—	—	—	304,346

Common stock issued through Employee Stock Purchase Plan	45,896	4,590	107,256	—	—	—	—	111,846

Amortization of unearned compensation	—	—	—	—	108,750	—	—	108,750

Stock surrendered in payment of note receivable and other advances	(48,711)	(4,871)	(254,547)	189,417	—	—	—	(70,001)

Balance, June 30, 2002	10,922,618	$1,092,262	$21,564,096	$—	$(77,813)	$735,564	$11,967,081	$35,281,190

The accompanying notes are an integral part of these financial statements.

REHABILICARE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30

	2002	2001	2000

Operating Activities:

Net income	$4,942,010	$3,319,989	$2,202,777

Adjustments to reconcile net income to net cash provided by operating activities

Gain on sale of building	—	—	(1,075,680)

Depreciation and amortization	1,654,202	2,300,466	1,979,343

Amortization of unearned compensation	108,750	263,437	—

Change in deferred taxes	(644,360)	(1,065,066)	(1,302,656)

Minority interest	—	—	(24,681)

Changes in current assets and liabilities

Receivables	(4,078,898)	(11,359)	142,142

Inventories	156,731	(372,426)	2,013,480

Prepaid expenses	826,152	43,810	(713,706)

Accounts payable	(1,246,490)	(569,991)	(596,905)

Accrued liabilities	3,155,714	255,330	2,723,964

Net cash provided by operating activities	4,873,811	4,164,190	5,348,078

Investing Activities:

Purchase of property and equipment	(837,255)	(716,654)	(1,233,028)

Cash paid in asset acquisitions, net of cash received	—	(200,000)	(13,034,143)

Disposal of property, plant and equipment, net	1,500	—	1,696,429

Change in other assets, net	16,979	(80,703)	—

Net cash used in investing activities	(818,776)	(997,357)	(12,570,742)

Financing Activities:

Proceeds from new financing	—	—	15,000,000

Principal payments on long-term obligations	(3,887,731)	(2,948,545)	(4,958,677)

Proceeds from (payments on) line of credit, net	—	(1,200,000)	(1,200,000)

Proceeds from exercise of stock options	304,346	21,001	36,177

Proceeds from employee stock purchase plan	111,845	98,975	103,290

Net cash provided by (used in) financing activities	(3,471,540)	(4,028,569)	8,980,790

Effect of exchange rates on cash and cash equivalents	743,544	(606,005)	(91,981)

Net increase (decrease) in cash and cash equivalents	1,327,039	(1,467,741)	1,666,145

Cash and Cash Equivalents at Beginning of Year	759,611	2,227,352	561,207

Cash and Cash Equivalents at End of Year	$2,086,650	$759,611	$2,227,352

Non-cash transaction

Repayment of shareholder notes receivable with existing stock	259,417	—	—

Supplemental Cash Flow Information:

Interest paid	$674,432	$1,276,610	$1,512,613

Income taxes paid	$3,408,220	$3,383,228	$2,093,488

The accompanying notes are an integral part of these financial statements.

REHABILICARE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies:

Revenue Recognition

         Rehabilicare Inc. (the “Company”) generates revenue in the United States from sales of its products to medical equipment dealers and from rental or sales directly to patients and health care providers. In Europe and other international markets, revenue is generated from sales to health care providers and to consumers directly or through sport shops. Revenue is recognized at the time of shipment to dealers, health care providers and sport shops or upon notification from a health care provider that equipment has been prescribed and provided to a patient and approval by the patient or his/her insurance provider. All revenue is recognized net of estimated sales allowances and returns.

Principles of Consolidation

         The consolidated financial statements include the accounts of Rehabilicare Inc. and its subsidiaries. All significant inter-company transactions and accounts have been eliminated.

Provision for Uncollectible Accounts

         Revenue from rental and sale of products directly to patients and health care providers accounted for approximately 61 percent of total revenue in fiscal 2002, 64 percent in fiscal 2001 and 63 percent in 2000. A significant portion of the related receivables are from insurance companies or other third-party reimbursing agents. The nature of these receivables within this industry has typically resulted in long collection cycles. The Company establishes a reserve for uncollectible accounts based upon various factors, including credit risk, historical trends, patient responsibility and other information. Such reserves have gradually increased as third-party payors have delayed payments and restricted amounts to be reimbursed for products and services provided by the Company.

Use of Estimates

         Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates. The most significant management estimates used in the preparation of the financial statements are associated with the reserves established for sales allowances and returns, uncollectible accounts, lost consignment inventory and inventory obsolescence.

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

Goodwill

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

         The Company adopted the new rules on accounting for goodwill and other intangible assets effective July 1, 2001. Amounts previously recorded as separately identifiable intangibles for acquired work force and customer list have been subsumed to goodwill in accordance with FAS 141, increasing goodwill by $1.6 million as of the date of adoption. Effective with the adoption of FAS 142, goodwill is no longer amortized but is instead subject to an annual impairment test. The transitional and annual impairment tests conducted in connection with the adoption of FAS 142 resulted in no required provision for impairment.

         Goodwill and other intangible assets resulting from acquisitions of business and the formation of the Company consist of the following:

	June 30, 2002	June 30, 2001

Goodwill	$11,504,520	$11,504,520

Less accumulated amortization	1,671,430	1,671,430

Net goodwill	9,833,090	9,833,090

Other intangible assets:	1,783,686	1,783,686

Less accumulated amortization	633,034	366,015

Net other intangible assets	1,150,652	1,417,671

Total intangible assets, net	$10,983,742	$11,250,761

         The following table presents the results of the Company as if goodwill had not been amortized during any of the periods presented:

	Twelve Months Ended June 30

	2002	2001	2002

Reported net income attributed to common shareholders	$4,942,010	$3,319,989	$2,202,777

Add back goodwill amortization, net of tax provision	—	475,611	380,132

Adjusted net income attributed to common shareholders	$4,942,010	$3,795,600	$2,582,909

Diluted net income per share:

Reported net income attributed to common shareholders	$.44	$.31	$.21

Goodwill amortization	—	.05	.03

Adjusted net income attributed to common shareholders	$.44	$.36	$.24

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

Fair Value of Financial Instruments

         The Company’s financial instruments primarily consist of cash, receivables and payables for which current carrying amounts approximate fair market value. Additionally, interest rates on outstanding borrowings are at rates which approximate market rates for borrowings with similar terms and average maturities.

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

Reclassification

         Certain prior year items have been reclassified to conform with the current year presentation.

Selected Financial Statement Data

	As of June 30

	2002	2001

Property, plant and equipment -

Land	$150,000	$150,000

Buildings	1,683,614	1,683,614

Clinical and rental equipment	1,598,064	1,571,049

Production equipment	3,253,952	3,301,856

Office furniture and equipment	7,599,521	6,701,427

	14,285,151	13,407,946

Less accumulated depreciation	(9,605,373)	(8,381,977)

Net property, plant and equipment	$4,679,778	$5,025,969

         Included in the Company’s consolidated balance sheet at June 30, 2002 are net property, plant and equipment of the Company’s foreign operations, which are located in Europe and which total $1,262,269.

2. Acquisition of Compex:

         On July 16, 1999, the Company acquired substantially all the assets of Compex SA, a Switzerland based medical products company, for cash of approximately $11 million. In connection with the acquisition, the purchase consideration and transaction costs were allocated as follows:

Net assets acquired	$1,612,085

Goodwill	9,060,772

Developed technology	1,400,000

Existing workforce	1,400,000

Debt structuring costs	346,970

$13,819,827

         Also included in goodwill are contingent payments made during fiscal 2001 and 2000 to the former Compex shareholders in the aggregate amount of $2 million. Pro forma operating results for fiscal 2000 are not separately presented due to the immaterial operating results for the 18 days that Compex’s results are not included in the Company’s consolidated results.

3. Sale of Building

         In fiscal 2000, the Company recorded a gain on the sale of a building in the amount of $1,075,680. The company exercised its option to purchase that building in the first quarter of fiscal 1999 and closed the purchase and immediate sale in July 1999.

4. Notes Payable and Long-Term Debt:

         In conjunction with its acquisition of Compex SA, the Company entered into a new $20,000,000 credit facility, which provides for both term and revolving borrowings at varying rates based either on the bank’s prime rate or LIBOR. Borrowings under the new facility are secured by substantially all assets of the Company other than those pledged as collateral on existing lease or mortgage obligations. The initial term loan of $15,000,000 was used to fund the acquisition and repay the balance of a mortgage note and a revolving loan provided under a credit facility with another bank.

         The interest rate on the term loan was 3.875% at June 30, 2002. There were no borrowings under the Company’s revolving line of credit as of June 30, 2002 and 2001.

         The Company was in compliance with all covenants of its credit agreement as of June 30, 2002.

         Selected data on the Company’s borrowings under its revolving line of credit is shown below:

	2002	2001

Average balance outstanding	$317,000	$463,000

Maximum balance outstanding	2,400,000	2,000,000

Weighted average interest rate	4.32%	8.73%

5. Long-Term Debt:

Long-term obligations at June 30 consisted of the following

	2002	2001

Term loan, principal payments due on a quarterly basis and interest due in monthly installments through June 2004; interest at the bank reference rate or LIBOR plus a margin (3.875% at June 30, 2002); collateralized by substantially all assets of the Company other than those pledged as collateral on existing lease or mortgage obligations.	$7,297,000	$10,797,000

Mortgage note payable, principal and interest due in monthly installments through May 2015; interest at 7.37%; collateralized by the Company’s land and building.	620,902	649,020

Mortgage note payable, principal and interest due in monthly installments through May 2005 and a balloon payment at that date; interest at 9.56%; collateralized by the Company’s land and building.	635,394	659,180

Capital lease obligations	373,313	709,140

Other	49,375	49,375

	8,975,984	12,863,715

Less current maturities	(2,512,446)	(2,430,173)

	$6,463,538	$10,433,542

         Under terms of the various loan agreements, the Company must meet certain financial covenants, including maintaining certain levels of stockholders’ equity and meeting or exceeding certain financial ratios. As of June 30, 2002, the Company was in compliance with all such covenants.

         Future maturities due in each fiscal year with respect to long-term debt, excluding obligations under capital leases, are as follows:

2003	2,264,754

2004	5,168,340

2005	76,697

2006	82,530

2007	88,883

Thereafter	921,467

$8,602,671

Leases

         The Company has commitments under various operating and capital leases which bear interest at rates ranging from 4.95% to 13.58% and are payable in monthly installments through various dates. Future minimum lease payments under non-cancelable operating and capital leases are as follows:

	Capital	Operating
	Leases	Leases

2003	$274,787	$239,994

2004	120,964	247,184

2005	—	254,599

2006	—	262,237

2007	—	270,104

Thereafter	—	540,227

Total future minimum lease payments	395,751	$1,814,345
Less amount representing interest	(22,438)

Present value of net minimum lease payments	373,313

Less current portion	(256,021)

Long-term capital lease obligation	$117,292

         Rent expense under operating leases for fiscal 2002, 2001 and 2000 was $332,307, $431,226 and $454,130, respectively.

6. Income Taxes:

         Deferred income taxes represent the tax effects of timing differences in the recognition of revenue and expenses for financial reporting and income tax purposes. Federal tax credits are recorded as a reduction of income tax expense in the year the credits are utilized.

         The following summarizes the components of income before taxes:

	2002	2001	2000

Domestic	$5,698,384	$4,582,941	$2,878,694

	2,821,626	1,241,048	1,463,083

Foreign	$8,520,010	$5,823,989	$4,341,777

         The following summarizes the components of the provision for taxes:

	2002	2001	2000

Currently payable -

Federal	$2,724,140	$2,647,161	$1,950,488

State	398,797	751,853	329,793

Foreign	1,099,433	292,434	1,161,375
Deferred	(644,360)	(1,187,448)	(1,302,656)

	$3,578,000	$2,504,000	$2,139,000

         A reconciliation of the Company’s reported provision for income taxes as compared to that using statutory federal rates follows:

	2002	2001	2000

Statutory rate	$2,982,004	$1,980,156	$1,476,204

State taxes	316,258	332,421	232,697

Nondeductible goodwill amortization	85,537	331,304	297,784

Nondeductible payment	—	—	255,000

Foreign	131,835	(129,608)	(209,911)

Other	62,366	(10,273)	87,226

	$3,578,000	$2,504,000	$2,139,000

	2002	2001

Deferred tax benefits arising from -

Reserve for uncollectible accounts	$4,078,117	$3,770,528

Accruals and other reserves	328,126	(79,689)

Depreciation	62,006	103,501

Inventory	310,180	384,396

Other	44,667	—

	$4,823,096	$4,178,736

7. Stockholders’ Equity:

Stock Options

         The Company has 925,000 shares of its common stock reserved under its 1988 Restated Stock Option Plan and 900,000 shares reserved under its 1998 Stock Incentive Plan for issuance to key employees, consultants, or other persons providing valuable services to the Company. Options are granted at prices not less than the fair market value on the date of grant and are exercisable in cumulative installments over a term of five years. They expire seven years after grant.

         The following table summarizes information with respect to such plans as of June 30, 2002:

	Weighted Average
	Exercise Price	Number of Shares

Balance outstanding at June 30, 1999	$2.89	633,523

Granted	3.48	162,500

Exercised	2.19	(61,199)

Canceled	2.29	(14,132)

Balance outstanding at June 30, 2000	$3.10	720,692

Granted	2.53	175,000

Exercised	2.57	(8,158)

Canceled	3.38	(119,508)

Balance outstanding at June 30, 2001	$2.93	768,026

Granted	3.28	400,000

Exercised	2.90	(168,125)

Canceled	2.93	(197,829)

Balance outstanding at June 30, 2002	3.11	802,073

Exercisable at June 30, 2002	3.20	380,823

Available for grant at June 30, 2002		788,309

		Stock Options Outstanding		Stock Options Exercisable

		Weighted Average	Weighted Average		Weighted Average
Range of		Remaining	Exercise Price		Exercise Price
Exercise Price	Shares	Contractual Life	Per Share	Shares	Per Share

$2.19 to $2.25	76,250	3.5 Years	$2.23	51,250	$2.24

$2.39 to $3.06	348,750	4.6 Years	2.63	143,750	2.92

$3.25 to $3.85	365,000	5.2 Years	3.68	173,750	3.55

$5.45 to $5.88	12,073	4.9 Years	5.52	12,073	5.52

	802,073			380,823

         Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		2002	2001	2000

Net Income	As reported	$4,942,010	$3,319,989	$2,202,777

	Pro forma	4,623,794	3,214,544	2,036,184

Basic earnings per share	As reported	.44	.31	.21

	Pro forma	.42	.30	.19

         Pro forma net income reflects only options and other stock based awards granted since 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented because compensation cost is reflected over the options’ vesting periods, which are normally five years, and compensation cost for options granted prior to fiscal year 1996 is not considered.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000: dividend yield of 0%; expected volatility of 57.6%, 61.6% and 62.0%; risk-free interest rate of 4.82%, 5.45% and 6.2%; and expected lives of 5 years.

         The weighted-average fair value per option at the date of grant for options granted in 2002, 2001 and 2000 was $2.25, $1.68 and $1.66, respectively.

         The Company loaned a total of $237,500 to an officer, $189,417 of which was outstanding as of June 30, 2001, for the exercise of certain stock options. This loan was repaid in full on April 24, 2002 using 35,748 shares of the Company’s common stock held by the officer.

Stock Purchase Plan

         The Company has reserved 200,000 authorized shares of its common stock for issuance under its Employee Stock Purchase Plan. All full-time employees are eligible to participate in the plan by having amounts deducted from their earnings. These reserved shares were fully utilized as of June 30, 2002 and the plan was temporarily suspended pending proposed reservation of additional shares at the next meeting of stockholders.

Restricted Stock Grants

         On July 19, 2000, the Company issued 180,000 shares of restricted stock grants to certain key employees. The restricted shares were issued at $2.50 per share, which was the fair market value of the Company’s stock on the date of grant. The effect of the restricted stock grant is to increase the issued and outstanding shares of the Company’s common stock. Deferred compensation was recorded for the restricted stock grants on the date of grant and will be amortized over the restricted stock vesting period. Restricted stock awarded may not be voluntarily or involuntarily sold, assigned, transferred, pledged or encumbered during the restricted period. Of the restricted shares, 25% vested immediately, and the remaining shares vest

25% per year over a four-year period. During the years ended June 30, 2002 and 2001, the Company recognized $108,750 and $263,437, respectively, in selling, general and administrative expense associated with the restricted stock grant.

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

         In late January 2001, Rehabilicare was served with documents in connection with a product liability case brought in the California Superior Court for Solano County. Although Rehabilicare had no record of the proceedings, the action had progressed to the entry of a default judgment on January 11, 2001. Rehabilicare appealed the default judgment to the California Court of Appeals in March 2001. On May 10, 2002, the appeals court overturned the default judgment holding that there was no valid complaint against Rehabilicare on file. The California Supreme Court refused to hear the case which has therefore been returned to the trial court.

         The Company is periodically named as a party to other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the resolution of any matters currently in process m will not have a material impact on the financial position or results of operations of the Company.

401(k) Plan

         The Company has a 401(k) plan in which substantially all employees are eligible to participate. Participants may contribute from 1% to 20% of eligible earnings to the plan. Company contributions are 50% of the first 6% contributed by the employee. In addition, the Company may make additional discretionary contributions to the plan as determined annually. The Company contributed $204,024, $193,617 and $176,577 to the plan for the years ended June 30, 2002, 2001 and 2000, respectively.

9. Segment Information:

         Rehabilicare and its consolidated subsidiaries operate in one reportable segment, the manufacture and distribution of electromedical pain management, rehabilitation and sports training products. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. Net revenue from United States and foreign sources (primarily Europe) was as follows:

	Year ended June 30

	2002	2001	2000

U.S. revenue	$46,640,968	$44,435,030	$41,893,749

Foreign revenue	25,865,709	18,522,385	17,680,863

Total	$72,506,677	$62,957,415	$59,574,612

Net revenue by product line was as follows:

	Year ended June 30

	2002	2001	2000

Rehabilitation products	$14,639,997	$12,212,754	$12,057,500

Pain management	14,440,064	13,697,753	14,038,541

Consumer products	19,273,748	13,730,746	12,694,310

Accessories and supplies	24,152,868	23,316,162	20,784,261

Total	$72,506,677	$62,957,415	$59,574,612

         During fiscal 2002 and 2001, one customer accounted for approximately 14% and 13%, respectively, of consolidated revenue. This customer represented approximately 9% of total accounts receivable at June 30, 2002.

10. Quarterly Data (Unaudited):

	For the Year Ended June 30, 2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenue	$16,498,504	$17,831,717	$18,074,316	$20,102,140	$72,506,677

Gross profit	11,205,681	11,685,831	12,288,348	13,793,056	48,972,916

Net income	1,191,023	1,391,964	1,028,731	1,330,292	4,942,010

Net income per common share -

Basic	.11	.13	.09	.12	.45

Diluted	.11	.12	.09	.12	.44

	For the Year Ended June 30, 2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenue	$15,223,688	$15,154,836	$15,406,416	$17,172,475	$62,957,415

Gross profit	10,435,296	10,471,997	10,552,018	11,785,774	43,245,085

Net income	1,122,178	822,085	861,974	513,752	3,319,989

Net income per common share -

Basic	.10	.08	.08	.05	.31

Diluted	.10	.08	.08	.05	.31

Certain quarterly items have been reclassified to conform with the current year presentation.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         None

PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information contained under the headings “Election of Directors,” “Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management-Compliance with section 16(a) of the Securities Exchange Act of 1934” of our definitive proxy statement for our annual meeting of shareholders to be held December 12, 2002 (hereafter the “Proxy Statement”), is incorporated herein by reference.

Item 11. Executive Compensation.

         The information under the heading “Executive Compensation” of the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The information under the heading “Security Ownership of Certain Beneficial Owners and Management “ and under the caption “Amendment of 1998 Stock Incentive Plan—Options Outstanding” of the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

         The information contained under the heading “Certain Transactions” of the Proxy Statement is incorporated herein by reference.

Item 14. Controls and Procedures.

         In connection with our audit for the year ended June 30, 2001, our independent auditors suggested that we convert our manufacturing resources planning software system to the same system that we use for billing and financial reporting. We are implementing this software conversion over the next few months. Except with respect to this change, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	1. Financial Statements

                      The consolidated financial statements required by this item are listed in the Index to Consolidated Financial Statements set forth on page 19.

2. Financial Statement Schedules

                      Schedule II – Valuation and Qualifying Accounts. Such schedule should be read in conjunction with the consolidated financial statements. All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the financial statements or the notes thereto.

3. Exhibits

Number	Description

*3.1	Restated Articles of Incorporation, as amended

*3.2	Restated Bylaws of Rehabilicare Inc., as amended

*4.1	1988 Restated Stock Option Plan, as amended

4.2	1994 Employee Stock Purchase Plan (Incorporated by reference to our Registration Statement on Form S-2 filed on June 24, 1993 (File Number 33–64884))

4.3	Rehabilicare Inc. 1998 Stock Incentive Plan (Incorporated by reference to Appendix E to the final prospectus included in Amendment No. 1 to the our Registration Statement on Form S-4 filed February 2, 1998 (file no. 333-44139))

10.1	Construction Loan Agreement dated October 20, 1994 between Rehabilicare Inc. and Wells Fargo Bank Minnesota, N.A., together with related Real Estate Note; Security Agreement; and Mortgage Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents (Incorporated by reference to our Form 10-Q for the quarter ended September 30, 1994 (File Number 0-9407))

10.2	U.S. Small Business Administration Certified Development Company Program “504” Note dated March 3, 1995 for $786,000 payable by the Company to Twin Cities-Metro Development Company, together with related Loan Agreement, Mortgage and Assignment of Mortgage to SBA (Incorporated by reference to our Form 10-KSB for the year ended June 30, 1995 (File Number 0-9407))

+10.3	Form of Severance Pay Agreement (Incorporated by reference to our Form 10-KSB for the year ended June 30, 1997 (File Number 0-9407))

+10.4	Separation Agreement dated March 31, 2002 between Rehabilicare Inc. and David B. Kaysen (Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2002 (File No. 0-9407))

10.5	Credit Agreement dated July 14, 1999 between Rehabilicare Inc. and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K filed August 2, 1999 (File No. 0-9407))

10.6	Security Agreement dated July 14, 1999 between Rehabilicare Inc. and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K filed August 2, 1999 (File No. 0-9407))

10.7	Stock Pledge Agreement dated July 19, 1999 between Rehabilicare Inc. and U.S. Bank National Association covering all shares of capital stock in Compex SA owned by Rehabilicare Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed August 2, 1999 (File No. 0-9407))

*10.8	Amendment No. 2 dated as of June 30, 2002 to Credit Agreement dated July 14, 1999 between Rehabilicare Inc. and U.S. Bank National Association

*+10.9	Employment Agreement dated as of May 9, 2002 between Rehabilicare Inc. and W. Glen Winchell*

*+10.10	Employment Agreement dated as of August 12, 2002 between Rehabilicare Inc. and Dan Gladney*

21	Subsidiaries (Incorporated by reference to Exhibit 21 to Rehabilicare’s Annual Report on Form 10-K for the year ended June 30, 2001 (File No. 0-9407))

* 23.1	Consent of Independent Auditors – Ernst & Young LLP*

*99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Management compensatory plan or agreement

*	Filed as part of this report

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

REHABILICARE INC

Dated:	September 26, 2002	By: /s/ Dan W. Gladney Dan W. Gladney President and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Dan W. Gladney Dan W. Gladney	President, Chief Executive Officer	September 26, 2002

/s/ W. Glen Winchell W. Glen Winchell	Vice President of Finance (Principal Financial and Accounting Officer)	September 26, 2002

/s/ John H.P. Maley John H.P. Maley	Chairman and Director	September 26, 2002

Frederick H. Ayers	Director	September 26, 2002

/s/ Richard E. Jahnke Richard E. Jahnke	Director	September 26, 2002

/s/ Robert C. Wingrove Robert C. Wingrove	Director	September 26, 2002

CERTIFICATION

         I, Dan W. Gladney, Chief Executive Officer of Rehabilicare Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Rehabilicare Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: September 26, 2002_

/s/ Dan W. Gladney Dan W. Gladney Chief Executive Officer

CERTIFICATION

         I, W. Glen Winchell, Chief Financial Officer of Rehabilicare Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Rehabilicare Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: September 26, 2002

/s/ W. Glen Winchell W. Glen Winchell Chief Financial Officer

Schedule II – Valuation and Qualifying Accounts

Accounts Receivable Reserve

			Deductions

			Charged to
	Balance at		allowance for	Charged to credit	Balance at end of
Description	beginning of period	Additions	doubtful accounts	reserve	period

Account Receivable Reserve

June 30, 2002	$11,141,407	$13,952,724	$2,973,695	$9,228,571	$12,891,864

June 30, 2001	9,192,271	13,034,902	3,211,985	7,873,781	11,141,407

June 30, 2000	7,814,681	9,971,765	551,176	8,042,999	9,192,271

Inventory Reserve

			Deductions

	Balance at		Charged to	Charges to	Balance at
Description	beginning of period	Additions	inventory reserve	other accounts	end of period

Inventory Reserve

June 30, 2002	$596,306	$824,442	$905,735	—	$515,013

June 30, 2001	707,553	379,107	490,354	—	596,306

June 30, 2000	1,415,751	1,627,718	2,335,916	—	707,553