Form 10-Q
period 2002-09-30
REHABILICARE INC
filed 2002-11-15
CIK 64578

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period Ended September 30, 2002

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from __________ to __________.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 8, 2002 was:

COMMON STOCK, $.10 PAR VALUE                                  10,969,718 SHARES

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains a number of "forward-looking statements" where we indicate that we "anticipate," "believe," "expect" or "estimate" or use similar words to indicate what might happen in the future. These forward looking statements represent our expectations about future events, including anticipated product introductions; changes in markets, customers and customer order rates; changes in third party reimbursement rates; expenditures for research and development; growth in revenue; taxation levels; and the effects of pricing decisions. When used in this 10-Q, the words "anticipate," "believe," "expect," "estimate" and similar expressions are generally intended to identify forward-looking statements. You should evaluate these forward-looking statements in the context of a number of factors that may affect our financial condition and results of operations, including the following:

o Like many medical device companies that rely on third party reimbursement entities for payment, we have a large balance of uncollected accounts receivable. We also have a reserve for the portion of those receivables that we estimate will not be collected based on our historical experience. The uncollectible portion of receivables includes both sales allowances for contracted or negotiated selling prices and rental rates and bad debts. If we cannot collect an amount of receivables that is consistent with historical collection rates, we might be required to increase our reserve and charge off the portion of receivables we cannot collect. This additional "provision" for uncollectible accounts could significantly impact our operating results.

o In the United States, our products are subject to reimbursement by private and public healthcare reimbursement entities that generally impose limits on reimbursement and strict rules on applications for reimbursement. Changes in the rates, eligibility or requirements for reimbursement, or failure to comply with reimbursement requirements, could cause a reduction in our income from operations.

o We maintain significant amounts of finished goods inventory on consignment at clinics for distribution to patients. We may not be able to completely control losses of this inventory and, if inventory losses are not consistent with historical experience, we might be required to write off a portion of the carrying value of inventory.

o The clinical effectiveness of our electrotherapy products has periodically been challenged and the effectiveness of electrotherapy products such as those offered by Compex for fitness and health applications has sometimes been questioned. Publicity about the effectiveness of electrotherapy for pain relief or other clinical applications and continued questions about the effectiveness of electrotherapy for conditioning could negatively impact revenue and income from operations.

o We have periodically been the subject of litigation that has caused additional expense, including a Medicare whistleblower suit settled in 2000 for approximately $1.6 million. The costs of these actions have negatively affected, and the resolution of other actions that may arise may continue to negatively affect, our operating results.

o Approximately 33% of our revenue for the quarter ended September 30, 2002 was generated by Compex SA, a subsidiary headquartered in Switzerland that does business primarily in Europe. There are risks in doing business in international markets which could adversely affect our business, including:

                  o        regulatory requirements;

                  o export restrictions and controls, tariffs and other trade barriers;

                  o difficulties in staffing and managing international operations;

                  o        fluctuations in currency exchange rates;

                  o        reduced protection for intellectual property rights;

                  o        seasonal reductions in business activity; and

                  o        potentially adverse tax assessments.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

         Included herein is the following unaudited condensed financial information:

                  Consolidated Balance Sheets as of September 30, 2002 and June 30, 2002

                  Consolidated Statements of Operations for the three months ended September 30, 2002 and 2001

                  Consolidated Statements of Cash Flows for the three months ended September 30, 2002 and 2001

                  Notes to Consolidated Financial Statements

                       REHABILICARE INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                          September 30,         June 30,
                                                                              2002                2002
                                                                          ------------        ------------
                                   ASSETS
Current Assets:
   Cash and cash equivalents                                              $  2,181,898        $  2,086,650
   Receivables, less reserve of $12,830,753                                 22,251,506          23,629,117
        and $12,891,864
   Inventories -
     Raw materials                                                           2,299,770           2,368,203
     Work in process                                                            64,012              80,265
     Finished goods                                                          6,447,349           6,522,790
   Deferred tax assets                                                       4,655,631           4,655,631
   Prepaid expenses                                                            682,281           1,641,378
                                                                          ------------        ------------
         Total current assets                                               38,582,447          40,984,034

   Property, plant and equipment, net                                        4,916,354           4,679,778
  Goodwill, net                                                              9,833,090           9,833,090
  Other intangible assets, net                                               1,083,898           1,150,652
  Deferred tax assets                                                          703,733             702,567
  Other assets                                                                 140,666             127,615
                                                                          ------------        ------------
                                                                          $ 55,260,188        $ 57,477,736
                                                                          ============        ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term debt                                   $  2,522,184        $  2,512,446
   Note payable                                                              1,000,000                  --
   Accounts payable                                                          2,906,925           3,312,767
   Accrued liabilities -
     Payroll                                                                   249,342             607,409
     Commissions                                                               377,247             437,530
     Income taxes                                                            1,844,461           2,670,766
     Other                                                                   3,506,256           5,656,988
                                                                          ------------        ------------
         Total current liabilities                                          12,406,415          15,197,906

Long-Term Liabilities:
   Long-term debt                                                            5,822,579           6,463,538
   Deferred tax liabilities                                                    536,147             535,102
                                                                          ------------        ------------
         Total liabilities                                                  18,765,141          22,196,546

Stockholders' Equity:
   Common stock, $.10 par value; 30,000,000 shares authorized;               1,096,774           1,092,262
     issued and outstanding 10,967,743 and 10,922,618 shares,
     respectively
   Preferred stock, no par value; 5,000,000 shares authorized; none
     issued and outstanding                                                         --                  --

   Additional paid-in capital                                               21,695,468          21,564,096
   Unearned compensation on restricted stock                                   (50,625)            (77,813)
   Accumulated other non-owner changes in equity                               799,342             735,564
   Retained earnings                                                        12,954,088          11,967,081
                                                                          ------------        ------------
         Total stockholders' equity                                         36,495,047          35,281,190
                                                                          ------------        ------------
                                                                          $ 55,260,188        $ 57,477,736
                                                                          ============        ============

                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    Three Months Ended
                                                       September 30
                                             --------------------------------
                                                 2002                2001
                                             ------------        ------------


Net sales and rental revenue                 $ 17,737,740        $ 16,498,504

Cost of sales and rentals                       5,447,427           5,292,823
                                             ------------        ------------
     Gross profit                              12,290,313          11,205,681

Operating expenses:
   Selling, general and administrative          9,949,975           8,278,712
   Research and development                       524,073             642,306
                                             ------------        ------------
      Total operating expenses                 10,474,048           8,921,018
                                             ------------        ------------

     Income from operations                     1,816,265           2,284,663

Other income (expense):
   Interest expense                              (112,468)           (235,151)
   Other                                           (2,790)              4,511
                                             ------------        ------------

    Income before income taxes                  1,701,007           2,054,023

Income tax provision                              714,000             863,000
                                             ------------        ------------
     Net income                              $    987,007        $  1,191,023
                                             ============        ============

Net income per common and
common equivalent share

     Basic                                   $       0.09        $       0.11
                                             ============        ============

     Diluted                                 $       0.09        $       0.11
                                             ============        ============

Weighted average number of shares
outstanding

      Basic                                    10,940,243          10,815,945
                                             ============        ============

      Diluted                                  11,063,557          10,865,319
                                             ============        ============

                       REHABILICARE INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Three Months Ended
                                                                          September 30
                                                               --------------------------------
                                                                   2002                2001
                                                               ------------        ------------
Operating Activities:
   Net income                                                  $    987,007        $  1,191,023
      Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                              399,508             403,092
         Amortization of unearned compensation                       27,188              27,188
         Change in deferred taxes                                       (32)             10,952
         Change in current assets and liabilities -
            Receivables                                           1,402,515           1,205,160
            Inventories                                             170,073            (639,823)
            Prepaid expenses                                        960,739             102,396
            Accounts payable                                       (410,088)           (690,893)
            Accrued liabilities                                  (3,406,599)           (846,794)
                                                               ------------        ------------
               Net cash provided by operating activities            130,311             762,301

Investing Activities:
   Purchases of property and equipment                             (557,403)           (129,539)
   Change in other assets, net                                      (12,793)                840
                                                               ------------        ------------
               Net cash used in investing activities               (570,196)           (128,699)

Financing Activities:
   Principal payments on long-term obligations                     (631,221)           (594,951)
   Proceeds from line of credit, net                              1,000,000           2,050,000
   Proceeds from exercise of stock options                          114,975
   Proceeds from employee stock purchase plan                        20,909              50,875
                                                               ------------        ------------
               Net cash provided by financing activities            504,663           1,505,924

   Effect of exchange rates on cash and cash equivalents             30,470              46,403
                                                               ------------        ------------

               Net increase in cash and cash equivalents             95,248           2,185,929

   Cash and Cash Equivalents at Beginning of Period               2,086,650             759,611
                                                               ------------        ------------

   Cash and Cash Equivalents at End of Period                  $  2,181,898        $  2,945,540
                                                               ============        ============

   Supplemental Cash Flow Information:

               Interest paid                                   $    107,788        $    235,151
                                                               ============        ============

               Income taxes paid                               $  1,240,000        $    603,000
                                                               ============        ============

                                REHABILICARE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


1. Accounting Policies

The amounts set forth in the preceding financial statements are unaudited as of and for the periods ended September 30, 2002 and 2001 but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the periods presented. Such results are not necessarily indicative of results for the full year. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2002 included in the Company's Annual Report on Form 10-K.

Certain previously reported amounts have been reclassified to conform to classifications adopted in fiscal year 2002. These reclassifications had no effect on net income, cash flows or stockholders' equity.

2. Goodwill and Intangibles

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

Goodwill and other intangible assets resulting from acquisitions of business and the formation of the Company consist of the following:


                                            September 30, 2002          June 30, 2002
                                            ------------------       ------------------

Goodwill                                    $       11,504,520       $       11,504,520
Less accumulated amortization                        1,671,430                1,671,430
                                            ------------------       ------------------
         Net goodwill                                9,833,090                9,833,090

Other intangible assets:                             1,783,686                1,783,686
Less accumulated amortization                          699,788                  633,034
                                            ------------------       ------------------
         Net other intangible assets                 1,083,898                1,150,652
                                            ------------------       ------------------
         Total intangible assets, net       $       10,916,988       $       10,983,742
                                            ==================       ==================

3. Note Payable and Long Term Debt

The Company has a $20,000,000 credit facility which provides for both term and revolving borrowings at varying rates based either on the bank's prime rate or LIBOR. As of September 30, 2002, there were borrowings outstanding of $6,747,000 on the long-term note and $1,000,000 on the revolving credit line.

Borrowings under the credit facility are secured by substantially all assets of the Company other than those pledged as collateral on existing lease or mortgage obligations. The interest rate on the term loan was 3.875% at September 30, 2002 and the weighted average rate on borrowings under the revolving line of credit was 4.75%.

The Company was in compliance with all financial covenants in its credit agreement as of September 30, 2002 and for the period then ended.

4. Segment Information

Rehabilicare and its consolidated subsidiaries operate in one reportable segment, the manufacture and distribution of electromedical pain management and rehabilitation products. The Company's chief operating decision makers use consolidated results to make operating and strategic decisions. Net revenue from the United States and foreign sources (primarily Europe) are as follows:


                         For the Three Months Ended
                               September 30
                      -------------------------------
                          2002               2001
                      ------------       ------------

U.S. revenue          $ 11,768,035       $ 11,098,280
Foreign revenue          5,969,705          5,000,448
                      ------------       ------------
                      $ 17,737,740       $ 16,098,728
                      ------------       ------------

Net revenue by product line was as follows:

                                  For the Three Months Ended
                                         September 30
                               -------------------------------
                                   2002               2001
                               ------------       ------------

Rehabilitation products        $  3,488,619       $  3,292,010
Pain management                   3,740,930          3,375,808
Consumer Products                 4,332,369          3,750,920
Accessories and supplies          6,175,822          5,679,990
                               ------------       ------------
                               $ 17,737,740       $ 16,098,728
                               ============       ============


During the first three months of fiscal 2003 and 2002, one customer accounted for approximately 9% and 16%, respectively, of consolidated revenue. This customer represented approximately 10% of total accounts receivable at September 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We discuss the factors that significantly affected our financial results and our financial condition in this Management's Discussion and Analysis of Financial Condition and Results of Operations. For a more complete understanding of these factors, you should also review our consolidated balance sheets at June 30, 2001 and June 30, 2002, our consolidated statements of operations, statements of shareholders' equity and statement of cash flows for the three years ended June 30, 2002, and the notes to those financial statements. These financial statements and the report of Ernst & Young LLP on our financial statements are included at Item 8 of our Form 10-K for the year ended June 30, 2002.

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

         Revenue Recognition and Provisions for Credit Allowances and Returns. In our U.S. direct distribution electrotherapy business, we recognize revenue upon notification from a health care provider that equipment has been prescribed and provided to a patient and approved by the patient or his/her insurance provider. Many providers reimburse at rates which differ from our invoice rate based on contracts, buying agreements or negotiated rate adjustments. In addition, patients sometimes return units after initial acceptance when they determine that their responsibilities for co-payments, deductibles or other charges are more than expected. We provide for these credit allowances and returns by reducing gross revenue by a portion of the invoiced amount and by recording such amount as part of the reserve for uncollectible accounts receivable. We estimate the amount of this provision for credit allowances and returns based on our historical experience with the various reimbursement entities, any recent notifications of changes in reimbursement rates and our historic rates of product returns. Possible changes in the number of units returned by patients or the rates of reimbursement could cause this provision for credit allowances and the reserve for uncollectible accounts to be inadequate.

         Reserve for Uncollectible Accounts Receivable. Managing our accounts receivable represents one of our biggest business challenges. The process of determining what products will be reimbursed by third party payors and the amounts that they will reimburse is very complex and the reimbursement environment is constantly changing. We maintain a reserve for uncollectible receivables and provide for additions to the reserve to account for the risk of nonpayment. We set the amount of the reserve and adjust the reserve at the end of each reporting period based on a number of factors, including historical rates of collection, trends in the historical rates of collection and current relationships and experience with insurance companies or other third party payors. If the rates of collection of past-due receivables recorded for previous fiscal periods changes, or if there is a trend in the rates of collection on those receivables, we may be required to change the rate at which we provide for additions to the reserve. Such a change can significantly affect operating results in current periods. A change in the rates of our collection can result from a number of factors, including turnover in personnel, changes in the reimbursement policies or practices of payors, or changes in industry rates of reimbursement. Further, the reserve may be affected by significant charge-offs if a related group of receivables become doubtful. Accordingly, the provision for uncollectible accounts recorded in the income statement has fluctuated and may continue to fluctuate significantly from quarter to quarter as such trends change.

         Carrying Value of Inventory. We maintain a large balance of electrotherapy products on consignment at clinics and other health care providers that are not under our control. In the course of our business, some of this product is lost. Although we have the right in most cases to seek reimbursement for the lost product from our sales representatives or the health care providers, in many instances we forgo that right in order to maintain favorable relationships. We maintain a reserve for the amount of consignment inventory that may be lost based on our experience as developed through periodic field audits. We cannot be certain that future rates of product loss will be consistent with our historical experience and we could be required to increase the rate at which we provide for such lost inventory, thus adversely affecting our operating results.

         Carrying Value of Intangible Assets. We had a balance of intangible assets of approximately $11 million at September 30, 2002, most of which constituted goodwill and the value of acquired technology from several acquisitions. We are required to charge-off the carrying value of identifiable intangibles, long-lived assets and related goodwill to the extent it may not be recoverable. We annually assess the impairment of identifiable intangibles, long lived assets and related goodwill or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important which could trigger an impairment provision include the following:

     o significant under-performance relative to expected historical or projected future operating results;

     o significant changes in the manner of use of the acquired assets or our overall business strategy;

     o    significant negative industry or economic trends;

     o significant decline in our stock price for a sustained period and our market capitalization relative to net book value.

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

                              RESULTS OF OPERATIONS

         The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:


                                                    Three Months Ended
                                                       September 30,
                                             --------------------------------
                                                 2002                2001
                                             ------------        ------------

Net sales and rental revenue                        100.0%              100.0%

Cost of sales and rentals                            30.7                32.1
                                             ------------        ------------

Gross profit                                         69.3                67.9

Operating expenses
   Selling, general and administrative               56.1                50.1
   Research and development                           3.0                 4.0
                                             ------------        ------------
         Total operating expenses                    59.1                54.1
                                             ------------        ------------

Income from operations                               10.2                13.8

Other expense, net                                    0.6                 1.4

Income tax provision                                  4.0                 5.2
                                             ------------        ------------

Net income                                            5.6%                7.2%
                                             ============        ============


Revenue was $17,738,000 for the first quarter of fiscal 2003, an 8% increase from $16,499,000 for the first quarter of fiscal 2002. About half of that increase was attributable to our Compex operation where revenue increased 12% from $5,118,000 in the first quarter of fiscal 2002 to $5,731,000 in the first quarter of fiscal 2003. Declines in sales volumes and revenue attributable to Compex's Italian distributor were substantially offset by increases in all other markets. Sales levels in Italy are expected to increase during the balance of the fiscal year. Compex revenue continues to be favorably impacted by improvements in the exchange ratio of the euro versus the dollar. That accounted for about 10% of the increase in Compex revenue while volume increases accounted for the other two percent.

Revenue from U.S. operations increased 6% in the first quarter of fiscal 2003 compared to the same period in fiscal 2002 and accounted for the other half of the increase in net revenue. Increases in revenue from direct rentals or sales to patients of 8% resulted primarily from increased rental revenue and supply sales. Those increases were offset somewhat by declines in sales to medical product dealers and distributors as many of them continued to convert some of their purchases to lower priced, generally imported units.

Gross profit was $12,290,000 or 69% of revenue in the first quarter of fiscal 2003 compared with $11,206,000 or 68% of revenue in the first quarter of fiscal 2002. In general, sales of Compex's consumer products carry lower margins than the sale of products for medical applications. However, the increase in gross margin percentage resulted from an increase in Compex's gross margin percentage as a result of changes in product mix toward higher price sport and fitness products. We expect overall margins to stabilize and continue in the mid to upper 60% range.

Selling general and administrative expenses increased 20% to $9,950,000 in the first quarter of fiscal 2003 from $8,279,000 in the first quarter of fiscal 2002. As a percent of revenue, those expenses increased to 56% in the first quarter of fiscal 2003 from 50% in fiscal 2002. Several factors contributed to the increase. During the first quarter of fiscal 2003, we began hiring more employee sales representatives in our direct distribution business to reduce our dependence on independent representatives. Revenue from the sales territories involved is in early stages of growth. Also during the quarter, that business incurred the cost of a national sales meeting and increased staffing in our patient support operation. Selling, general and administrative expenses at Compex increased $783,000 over the previous period due to staffing increases in all departments during much of fiscal 2002 designed to assure continued rapid growth and as a result of the stronger euro.

Research and development expenses decreased 18% to $524,000 in the first quarter of fiscal 2003 compared to $642,000 during the same period in fiscal 2002. This decrease is the result of fewer new products than in the prior year. New product development activities last year, included the ProMax product, introduced in October 2001 and three new products in Europe during the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002. We anticipate that research and development expenses will remain relatively constant as a percentage of revenue in future periods.

Interest expense decreased 52% from $235,000 in the first quarter of fiscal 2002, to $112,000 during the same period of fiscal 2003. The decrease resulted from lower interest rates and overall lower borrowings under our credit facility. We expect interest expense to continue to decline with the lower overall balance of our indebtedness and lower interest rates in future periods.

The provision for income taxes was 42% of pre-tax income for the first quarter of fiscal 2003 and 2002. We operate in various countries in Europe as well as the United States. Some countries have higher tax rates than the United States as well as different rules on the deductibility of expenses and the availability of credits for taxes paid to other jurisdictions. We believe that 42% is a reasonable estimate of the effective rate for fiscal 2003 based on most recent estimates of tax liabilities in the U.S. and in the various European tax authorities for the entire fiscal year. The Internal Revenue Service has recently completed an examination of our federal income tax returns for the years ended June 30, 1997 and 1998 and has proposed adjustments pursuant to such audit, most of which relate to the timing of revenue or expense recognition. We have filed a formal appeal of certain proposed adjustments and believe the provision for income taxes and related reserves are adequate.

As a result of the above activity, net income decreased from $1,191,000 in the first quarter of fiscal 2002 to $987,000 in the first quarter of fiscal 2003. Diluted earnings per share decreased from $.11 in the first quarter of fiscal 2002 to $.09 in the first quarter of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

For the first quarter ended September 30, 2002, our operations provided cash of $95,000, mainly from net income of $987,000 plus depreciation and amortization. Prepaid expenses declined due to lower value added tax prepayments by Compex. Accounts receivable decreased $1,403,000, as a result of higher collections by Compex from its major customer and in the U.S. for retail sales. The decrease in accounts payable and accrued liabilities relates to timing differences and the payment of estimated income taxes and year-end accruals.

We used $570,000 in investing activities in the first quarter of fiscal 2003 for net purchases of property and equipment, including clinical and rental equipment.

Our financing activities provided $505,000 of cash during fiscal 2002, mainly the borrowing of $1,000,000 under our credit line less the repayment of $631,000 of long-term debt under our $20,000,000 credit facility. At September 30, 2002, a total of $7,747,000 is outstanding under this facility. This credit facility has a maturity date of June 30, 2004, at which time all outstanding borrowings are to be repaid. We expect that all or substantially all of the borrowings under this credit facility will be repaid prior to the maturity date. If any borrowings remain outstanding at maturity, we believe that the agreement could be extended with the current financial institution or that another facility could be put in place on favorable terms.

We currently have no material commitment for capital expenditures. We expect, however, to invest in sales and marketing, and in inventory and infrastructure, over the following twelve months to introduce Compex sport products to the United States markets. We intend to start this process in a single state and to invest more based on experience in that market. We may also apply cash to acquisitions during this period.

We believe that available cash and borrowings under our credit line will be adequate to fund cash requirements for the current fiscal year and the foreseeable future.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


During the quarter ended September 30, 2002, our revenue originating outside the U.S. was 33% of total revenue, substantially all of which was denominated in the local functional currency. Currently, we do not employ currency hedging strategies to reduce the risks associated with the fluctuation of foreign currency exchange rates.

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

ITEM 4. CONTROLS AND PROCEDURES


(a)  Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13A-14(c)/15D-14(c)] under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)  Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION


     ITEM 1. LEGAL PROCEEDINGS

         In late January 2001, we were served with documents in connection with a product liability case brought in the California Superior Court for Solano County. Although we had no record of the proceedings, the action had progressed to the entry of a default judgment on January 11, 2001. We appealed the default judgment to the California Court of Appeals in March 2001. On May 10, 2002, the appeals court overturned the default judgment holding that there was no valid complaint against us. The case has been remanded to district court and we have filed a motion to dismiss based on failure to file an amended complaint.

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


     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS - None


     ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None


     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None


     ITEM 5. OTHER INFORMATION


         AUDIT COMMITTEE INDEPENDENCE. For the five months ended August 30, 2002, the Company had only four directors, one of whom was not independent. Upon the resignation of the Company's previous Chief Executive Officer on March 31, 2002, the Board of Directors appointed John Maley, its Chairman of the Board, to become acting Chief Executive Officer until the Board could complete the search process for a new Chief Executive Officer. Because Mr. Maley technically became an "officer" by virtue of such appointment, and received compensation not related to his services as a director for serving as an officer, he no longer technically qualified as an independent director under the rules of the Nasdaq. Because there were no other disinterested directors and because of his long history as an audit committee member, the Board nevertheless determined that it was in the best interest of the Company and its shareholders for Mr. Maley to continue to serve on the Audit Committee during this period.

         Effective September 1, 2002, Dan Gladney was appointed Chief Executive Officer and Mr. Maley resigned his acting position as CEO and retained his position as Chairman of the Board. On November 12, 2002, and because of the potential issues regarding independence, Mr. Maley resigned from the audit committee and Richard Nigon, a new independent director, was appointed to the Company's audit committee.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

                  99.1     Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2     Certificate of Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K

               None filed during the quarter ended September 30, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               REHABILICARE INC.



November 14, 2002              /s/ Dan W. Gladney
----------------------         -----------------------------------------
 Date                          Dan W. Gladney
                               President and Chief Executive Officer



November 14, 2002              /s/ W. Glen Winchell
----------------------         -----------------------------------------
 Date                          W. Glen Winchell
                               Vice President of Finance
                               (Principal Financial and Accounting Officer)

                                  CERTIFICATION


I, Dan W. Gladney, Chief Executive Officer of Rehabilicare Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Rehabilicare Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of Rehabilicare Inc. as of, and for, the periods presented in this quarterly report;

     4. The other certifying officers of Rehabilicare Inc. and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Rehabilicare Inc. and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to Rehabilicare Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of Rehabilicare Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The other certifying officers of Rehabilicare Inc. and I have disclosed, based on our most recent evaluation, to the auditors and the audit committee of the board of directors of Rehabilicare Inc. (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the ability of Rehabilicare Inc. to record, process, summarize and report financial data and have identified for the auditors of Rehabilicare Inc. any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the internal controls of Rehabilicare Inc.; and

     6. Other certifying officers of Rehabilicare Inc. and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                                  /s/ Dan W. Gladney
                                                  ----------------------------
                                                  Dan W. Gladney

                                  CERTIFICATION


I, W. Glen Winchell, Chief Executive Officer of Rehabilicare Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Rehabilicare Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects, the financial condition, results of operations and cash flows of Rehabilicare Inc. as of, and for, the periods presented in this quarterly report;

     4. The other certifying officers of Rehabilicare Inc. and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Rehabilicare Inc. and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to Rehabilicare Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of Rehabilicare Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The other certifying officers of Rehabilicare Inc. and I have disclosed, based on our most recent evaluation, to the auditors and the audit committee of the board of directors of Rehabilicare Inc. (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the ability of Rehabilicare Inc. to record, process, summarize and report financial data and have identified for the auditors of Rehabilicare Inc. any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the internal controls of Rehabilicare Inc.; and

     6. Other certifying officers of Rehabilicare Inc. and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                                  /s/ W. Glen Winchell
                                                  ----------------------------
                                                  W. Glen Winchell