Form 10-Q
period 2002-12-31
COMPEX TECHNOLOGIES INC
filed 2003-02-12
CIK 64578

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period Ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 0-9407

COMPEX TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0985318
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1811 Old Highway 8
New Brighton, Minnesota 55112
(Address of principal executive offices)

(651) 631-0590
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No[   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 29, 2003 was:

Common Stock, $.10 par value	10,965,635 Shares

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains a number of “forward-looking statements” where we indicate that we “anticipate,” “believe,” “expect” or “estimate” or use similar words to indicate what might happen in the future. These forward looking statements represent our expectations about future events, including anticipated product introductions; changes in markets, customers and customer order rates; changes in third party reimbursement rates; expenditures for research and development; growth in revenue; taxation levels; and the effects of pricing decisions. When used in this 10-Q, the words “anticipate,” “believe,” “expect,” “estimate” and similar expressions are generally intended to identify forward-looking statements. You should evaluate these forward-looking statements in the context of a number of factors that may affect our financial condition and results of operations, including the following:

•	Like many medical device companies that rely on third party reimbursement entities for payment, we have a large balance of uncollected accounts receivable. We also have a reserve for the portion of those receivables that we estimate will not be collected based on our historical experience. The uncollectible portion of receivables includes both sales allowances for contracted or negotiated selling prices and rental rates and bad debts. If we cannot collect an amount of receivables that is consistent with historical collection rates, we might be required to increase our reserve and charge off the portion of receivables we cannot collect. This additional “provision” for uncollectible accounts could significantly impact our operating results.

•	In the United States, our products are subject to reimbursement by private and public healthcare reimbursement entities that generally impose limits on reimbursement and strict rules on applications for reimbursement. Changes in the rates, eligibility or requirements for reimbursement, or failure to comply with reimbursement requirements, could cause a reduction in our income from operations.

•	We maintain significant amounts of finished goods inventory on consignment at clinics for distribution to patients. We may not be able to completely control losses of this inventory and, if inventory losses are not consistent with historical experience, we might be required to write off a portion of the carrying value of inventory.

•	The clinical effectiveness of our electrotherapy products has periodically been challenged and the effectiveness of electrotherapy products such as those offered by Compex SA for fitness and health applications has sometimes been questioned. Publicity about the effectiveness of electrotherapy for pain relief or other clinical applications and continued questions about the effectiveness of electrotherapy for conditioning could negatively impact revenue and income from operations.

•	We have periodically been the subject of litigation that has caused additional expense, including a Medicare whistleblower suit settled in 2000 for approximately $1.6 million. The costs of these actions have negatively affected, and the resolution of other actions that may arise may continue to negatively affect, our operating results.

•	Approximately 33% of our revenue for the six months ended December 31, 2002 was generated by Compex SA, a subsidiary headquartered in Switzerland that does business primarily in Europe. There are risks in doing business in international markets which could adversely affect our business, including:

•	regulatory requirements;

•	export restrictions and controls, tariffs and other trade barriers;

•	difficulties in staffing and managing international operations;

•	fluctuations in currency exchange rates;

•	reduced protection for intellectual property rights;

•	seasonal reductions in business activity; and

•	potentially adverse tax assessments.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     Included herein is the following unaudited condensed financial information:

Consolidated Balance Sheets as of December 31, 2002 and June 30, 2002

Consolidated Statements of Operations for the three months and six months ended

December 31, 2002 and 2001

Consolidated Statements of Cash Flows for the six months ended December 31, 2002 and 2001

Notes to Consolidated Financial Statements

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2002

ASSETS
Current Assets:
Cash and cash equivalents	$2,086,650	$3,608,560
Receivables, less reserve of $12,891,864 and $12,921,387	23,629,117	23,002,787
Inventories —
Raw materials	2,368,203	2,196,369
Work in process	80,265	76,837
Finished goods	6,522,790	6,173,597
Deferred tax assets	4,655,631	4,655,631
Prepaid expenses	1,641,378	964,173

Total current assets	40,984,034	40,677,954
Property, plant and equipment, net	4,679,778	5,035,378
Goodwill, net	9,833,090	9,833,090
Other intangible assets, net	1,150,652	1,017,143
Deferred tax assets	702,567	740,004
Other assets	127,615	120,234

	$57,477,736	$57,423,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,520,775	$2,521,892
Note payable	—	700,000
Accounts payable	3,312,767	2,680,798
Accrued liabilities —
Payroll	607,409	576,398
Commissions	437,530	430,186
Income taxes	2,670,766	2,158,850
Other	5,656,988	4,782,323

Total current liabilities	15,206,235	13,850,447
Long-Term Liabilities:
Long-term debt	6,455,209	5,179,183
Deferred tax liabilities	535,102	574,421

Total liabilities	22,196,546	19,604,051
Stockholders’ Equity:
Common stock, $.10 par value; 30,000,000 shares authorized; issued and outstanding 10,922,618 and 10,965,635 shares, respectively	1,092,262	1,096,563
Preferred stock, no par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	21,564,096	21,695,679
Unearned compensation on restricted stock	(77,813)	(23,438)
Accumulated other non-owner changes in equity	735,564	1,154,608
Retained earnings	11,967,081	13,896,340

Total stockholders’ equity	35,281,190	37,819,752

	$57,477,736	$57,423,803

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31		December 31

	2001	2002	2001	2002

Net sales and rental revenue	$17,831,717	$18,735,080	$34,330,221	$36,472,820
Cost of sales and rentals	6,145,886	5,777,255	11,438,709	11,224,682

Gross profit	11,685,831	12,957,825	22,891,512	25,248,138
Operating expenses:
Selling, general and administrative	8,650,676	10,749,933	16,929,388	20,710,537
Research and development	459,957	517,503	1,102,263	1,041,576

Total operating expenses	9,110,633	11,267,436	18,031,651	21,752,113

Income from operations	2,575,198	1,690,389	4,859,861	3,496,025
Other income (expense):
Interest expense	(180,049)	(101,647)	(415,200)	(214,115)
Other	5,815	35,510	10,326	43,349

Income before income taxes	2,400,964	1,624,252	4,454,987	3,325,259
Income tax provision	1,009,000	682,000	1,872,000	1,396,000

Net income	$1,391,964	$942,252	$2,582,987	$1,929,259

Net income per common and common equivalent share
Basic	$0.13	$0.09	$0.24	$0.18

Diluted	$0.12	$0.08	$0.23	$0.17

Weighted average number of shares outstanding
Basic	10,825,500	10,965,635	10,820,723	10,951,112

Diluted	11,183,703	11,145,024	11,105,191	11,095,913

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31

	2001	2002

Operating Activities:
Net income	$2,582,987	$1,929,259
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	764,991	882,243
Amortization of unearned compensation	54,375	54,375
Change in deferred taxes	10,045	4,688
Change in current assets and liabilities —
Receivables	(1,094,505)	1,102,576
Inventories	(608,950)	796,139
Prepaid expenses	787,341	728,974
Accounts payable	(840,533)	(754,563)
Accrued liabilities	56,479	(1,581,076)

Net cash provided by operating activities	1,712,230	3,162,615
Investing Activities:
Purchases of property and equipment	(430,552)	(1,035,049)
Change in other assets, net	4,803	15,508

Net cash used in investing activities	(425,749)	(1,019,541)
Financing Activities:
Principal payments on long-term obligations	(1,870,768)	(1,274,909)
Proceeds from line of credit, net	2,000,000	700,000
Proceeds from exercise of stock options	73,494	114,975
Proceeds from employee stock purchase plan	50,875	20,909

Net cash provided by financing activities	253,601	(439,025)
Effect of exchange rates on cash and cash equivalents	264,868	(182,139)

Net increase in cash and cash equivalents	1,804,950	1,521,910
Cash and Cash Equivalents at Beginning of Period	759,611	2,086,650

Cash and Cash Equivalents at End of Period	$2,564,561	$3,608,560

Supplemental Cash Flow Information:
Interest paid	$415,200	$209,435

Income taxes paid	$1,601,019	$1,600,200

COMPEX TECHNOLOGES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

1. Accounting Policies

The amounts set forth in the preceding financial statements are unaudited as of and for the periods ended December 31, 2002 and 2001 but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the periods presented. Such results are not necessarily indicative of results for the full year. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2002 included in the Company’s Annual Report on Form 10-K.

Certain previously reported amounts have been reclassified to conform to classifications adopted in fiscal year 2002. These reclassifications had no effect on net income, cash flows or stockholders’ equity.

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

Goodwill and other intangible assets resulting from acquisitions of business and the formation of the Company consist of the following:

	June 30, 2002	December 31, 2002

Goodwill	$11,504,520	$11,504,520
Less accumulated amortization	1,671,430	1,671,430

Net goodwill	9,833,090	9,833,090
Other intangible assets:	1,783,686	1,783,686
Less accumulated amortization	633,034	766,543

Net other intangible assets	1,150,652	1,017,143

Total intangible assets, net	$10,983,742	$10,850,233

3. Note Payable and Long Term Debt

The Company has a $20,000,000 credit facility which provides for both term and revolving borrowings at varying rates based either on the bank’s prime rate or LIBOR. As of December 31, 2002, there were borrowings outstanding of $6,197,000 on the long-term note and $700,000 on the revolving credit line.

Borrowings under the credit facility are secured by substantially all assets of the Company other than those pledged as collateral on existing lease or mortgage obligations. The interest rate on the term loan was 3.813% at December 31, 2002 and the weighted average rate on borrowings under the revolving line of credit was 4.64%.

The Company was in compliance with all financial covenants in its credit agreement as of December 31, 2002 and for the period then ended.

4. Segment Information

Compex Technologies, Inc. and its consolidated subsidiaries operate in one reportable segment, manufacture and distribution of electrical stimulation products for pain management, rehabilitation and fitness applications. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. Net revenue from the United States and foreign sources (primarily Europe) are as follows:

	For the Six Months Ended
	December 31

	2001	2002

U.S. revenue	$22,480,856	$24,103,382
Foreign revenue	11,849,365	12,369,438

	$34,330,221	$36,472,820

Net revenue by product line was as follows:

	For the Six Months Ended
	December 31

	2001	2002

Rehabilitation products	$7,111,768	$7,613,711
Pain management	6,918,857	7,739,827
Consumer Products	8,711,270	8,879,219
Accessories and supplies	11,588,326	12,240,063

	$34,330,221	$36,472,820

During the first six months of fiscal 2003 and 2002, one customer accounted for approximately 10% and 16%, respectively, of consolidated revenue. This customer represented approximately 5% of total accounts receivable at December 31, 2002.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We discuss the factors that significantly affected our financial results and our financial condition in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For a more complete understanding of these factors, you should also review our consolidated balance sheets at June 30, 2001 and June 30, 2002, our consolidated statements of operations, statements of shareholders’ equity and statements of cash flows for the three years ended June 30, 2002, and the notes to those financial statements. These financial statements and the report of Ernst & Young LLP on our financial statements are included at Item 8 of our Form 10-K for the year ended June 30, 2002.

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

Carrying Value of Intangible Assets. We had a balance of intangible assets of approximately $11 million at December 31, 2002, most of which constituted goodwill and the value of acquired technology from several acquisitions. We are required to charge-off the carrying value of identifiable intangibles, long-lived assets and related goodwill to the extent it may not be recoverable. We annually assess the impairment of identifiable intangibles, long lived assets and related goodwill or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important which could trigger an impairment provision include the following:

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

Results of Operations

The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31		December 31

	2001	2002	2001	2002

Net sales and rental revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales and rentals	(34.5)	(30.8)	(33.3)	(30.8)
Gross profit	65.5	69.2	66.7	69.2
Operating expenses
Selling, general and administrative	(48.5)	(57.4)	(49.3)	(56.7)
Research and development	(2.6)	(2.8)	(3.2)	(2.9)

Total operating expenses	(51.1)	(60.2)	(52.5)	(59.6)

Income from operations	14.4	9.0	14.2	9.6
Other expense, net	(1.0)	(0.4)	(1.2)	(0.5)
Income tax provision	(5.7)	(3.6)	(5.5)	(3.8)

Net income	7.8	5.0	7.5	5.3

Our revenue increased by 5% to $18,735,000 during the quarter ended December 31, 2002 from $17,832,000 during the quarter ended December 31, 2001, and increased 6% to $36,472,000 during the six months ended December 31, 2002 from $34,330,000 during the six months ended December 31, 2001. Most of the increase resulted from our direct sales business in the United States, which posted revenue increases of 8% during the quarter and 7% during the six months as compared to our results last year. Our direct sales and rental business in the United States continues to grow, while our wholesale business, which has been declining because of competition from inexpensive imports, was relatively stable in fiscal 2003 as compared to fiscal 2002.

Although our European operations, conducted under our Compex SA subsidiary, also contributed to our growth, that growth did not live up to our expectations, increasing only 3% to $6,341,000 during the quarter ended December 31, 2002 and 7% to $12,073,000 during the six months ended December 31, 2002 compared to the same periods in the prior year. Although operations in most of our markets in Europe recorded healthy increases in revenue throughout the six month period, revenue from our Italian distributor, our largest market in Europe, declined. We expect Italian sales, which have been affected by the weakened economy and market for consumer goods, a large balance of inventory at the Italian distributor and the entry of competitive products, to stabilize and increase slightly during the balance of the fiscal year. Our revenue from Compex SA was also favorably impacted by changing exchange rates and the strength of the Euro versus the dollar. For the quarter ended December 31, 2002, increased volumes in both Europe and domestically accounted for 4% of the 5% sales increase with 1% due to favorable exchange rates.

Our gross profit was $12,958,000 or 69.2% of revenue during the quarter, and $25,348,000 or 69.3% of revenue during the six months ended December 31, 2002. This compares to gross profit of $11,686,000 or 65.5% of revenue in the quarter and $22,892,000 or 66.7% of revenue during the six months ended December 31, 2001. Our Compex SA operations, which have generated proportionately larger sales of higher margin sport and fitness products, contributed most of the increases in gross margins. We expect gross margin percentages to stabilize in the mid to upper 60% range.

Our gains from revenue growth and improved gross margin during the six months ended December 31, 2002 were offset by significantly higher sales, general and administrative expenses. These expenses increased 23% to $10,750,000 or 57% of revenue during the quarter ended December 31, 2002, compared to $8,651,000 or 49% of revenue during the quarter ended December 31, 2001. Our sales, general and administrative expenses increased 21% to $20,711,000 or 57% of revenue during the six months ended December 31, 2002, compared to $16,929,000 or 49% of revenue during the six months ended December 31, 2001. Several factors contributed to the increase in expense. We had significantly increased staffing in all departments at our Compex SA subsidiary during the second half of fiscal 2002 to accommodate anticipated growth, resulting in a $1.7 million or 35% increase in selling, general and administrative expense. Because of the economic slowdown there, we reduced staffing in our European operations again during January 2003 and expect to continue to maintain the reduced level of staffing until revenue growth recovers. We also continued to reduce our dependence in the United States on independent sales representatives during the first half of fiscal 2003 by hiring additional employee sales agents. Although such representatives do not immediately generate revenue proportionate to their salaries, we believe they will generate proportionately more revenue after an initial start-up period. Additionally, we accrued $233,000 of separation expense in the second quarter of fiscal 2003 for executive compensation payable to an officer. Finally, we provided an additional $375,000 to our reserve for uncollectible receivables during the quarter because of decreased Medicare reimbursements and continued difficulty collecting receivables during a period in 2001.

Our research and development expense increased 13% to $518,000 in the second quarter of fiscal 2003 from $460,000 during the quarter ended December 31, 2001. This is primarily due to increased new product development expenses of our fitness lines at Compex SA. For the six months ended December 31, 2002, research and development costs decreased 5% to $1,042,000 from $1,102,000 for the same period ended December 31, 2001. This decrease is primarily attributable to a reduction of development expenses in the U.S. and fewer new product introductions as compared to prior year. We anticipate that research and development expenses will continue to remain relatively constant as a percentage of revenue in future periods.

Our interest expense decreased 44% to $102,000 in the second quarter of fiscal 2003 from $180,000 in the second quarter of fiscal 2002 and decreased 48% to $214,000 in fiscal 2003 from $415,000 in the first six months of fiscal 2002. This is primarily due to lower interest rates and overall lower borrowing levels under our credit facility. If our borrowing levels do not increase and interest rates remain at current levels we expect interest expense to continue to decline in future periods.

Our provision for income taxes was 42% of pre-tax income for the second quarter and first six months of fiscal 2003 and 2002. We believe that 42% is a reasonable estimate of the effective rate for fiscal 2003 based on our most recent estimates of tax liabilities in the U.S. and in the various European tax authorities for the entire fiscal year. The Internal Revenue Service has recently completed their examination of our federal income tax returns for the years ended June 30, 1997 and 1998. We received notification that the proposed adjustments were resolved, and that we owe approximately $25,000.

As a result of the above activity, our net income decreased to $942,000 in the second quarter of fiscal 2003 from $1,392,000 in the second quarter of fiscal 2002. For the six months ended December 31, 2002, net income decreased to $1,929,000 from $2,583,000 during the same period in fiscal 2002. Diluted earnings per share decreased to $.08 from $.12 for the second quarter and to $.17 from $.23 per share for the six month period.

Liquidity and Capital Resources

For the first six months ended December 31, 2002, our operations provided cash of $3,163,000, due primarily to net income of $1,929,000 plus depreciation and amortization. Accounts receivable decreased $1,103,000, as a result of higher collections in both the United States and by Compex SA. Prepaid expenses declined due to lower value added tax prepayments by Compex SA. The decrease in accounts payable and accrued liabilities relates to year-end June 30, 2002 timing differences and the payment of estimated income taxes.

We used $1,020,000 in investing activities in the first six months of fiscal 2003 for net purchases of property and equipment, primarily clinical and rental equipment.

Our financing activities used $439,000 of cash during the first six months of fiscal 2003, mainly from the repayment of $1,275,000 of long-term debt under our $20,000,000 credit facility partially offset by borrowing $700,000 under our credit line. At December 31, 2002, a total of $6,897,000 remains outstanding under this facility. Our credit facility has a maturity date of June 30, 2004, and we expect that all or substantially all of the borrowings under this credit facility will be repaid prior to the maturity date. If any borrowings remain outstanding at maturity, we believe that the agreement could be extended, with similar terms, with the current financial institution or another facility could be put in place.

We currently have no material commitment for capital expenditures. We expect, however, to invest in sales and marketing, and in inventory and infrastructure, over the following twelve months to introduce Compex SA sport products to the United States markets. We started this process in a single state and intend to invest more based on our experience in that market. We may also apply cash to acquisitions during future periods.

We believe that available cash and borrowings under our credit line will be adequate to fund cash requirements for the current fiscal year and the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the quarter ended December 31, 2002, our revenue originating outside the U.S. was 33% of total revenue, substantially all of which was denominated in the local functional currency. Currently, we do not employ currency hedging strategies to reduce the risks associated with the fluctuation of foreign currency exchange rates.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)  Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS

In late January 2001, we were served with documents in connection with a product liability case brought in the California Superior Court for Solano County. Although we had no record of the proceedings, the action had progressed to the entry of a default judgment on January 11, 2001. We appealed the default judgment to the California Court of Appeals in March 2001. On May 10, 2002, the appeals court overturned the default judgment holding that there was no valid complaint against us. The case has been remanded to district court and we have filed a motion to dismiss based on failure to timely file an amended complaint. The plaintiff has since filed an amended complaint and served requests for delivery.

From time to time, we have also been a party to other claims, legal actions and complaints arising in the ordinary course of our business. We do not believe that the resolution of such matters has had or will have a material impact on our results of operations or financial position.

        ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS – None

        ITEM 3. DEFAULTS UPON SENIOR SECURITIES – None

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on January 10, 2002. Shareholders holding 8,814,831 shares, or approximately 81.4% of outstanding shares, were represented at the meeting by proxy or in person. Two matters were submitted for vote by the shareholders as follows:

(a) Election of Directors

The following nominees were elected to serve as members of the Board of Directors until the annual meeting of shareholders in 2003 or until such time as a successor may be elected.

	In Favor	Withheld

Frederick H. Ayers	8,852,622	172,309
Richard E. Jahnke	8,258,042	766,889
Dan W. Gladney	8,766,944	257,987
John H.P. Maley	8,850,488	174,443
Richard Nigon	8,926,635	98,296
William R. Floyd	8,929,698	95,233

(b) Amendment to Employee Stock Purchase Plan

An amendment to our employee stock purchase plan to extend the termination date through 2012 and to increase the number of shares reserved for issuance by 200,000 was approved by a vote of 8,760,784 shares in favor, 214,260 shares against, 49,887 shares abstaining, and no broker non-votes.

        ITEM 5. OTHER INFORMATION

Effective December 3, 2002, our former Executive Vice President and Chief Financial Officer resigned. On December 9, 2002, Scott P. Youngstrom was elected our new Vice President of Finance and Chief Financial Officer. Prior to joining Compex Technologies, Inc., Mr. Youngstrom was Chief Financial Officer of Acist Medical Systems, Inc., a manufacturer of high tech cardiovascular devices. Mr. Youngstrom helped lead Acist from its start-up in 1996 through its sale to Bracco s.p.a. in July 2001. Prior to joining Acist Medical Systems, Youngstrom worked for Cardiotronics Systems, Imed Corporation, The Signal Companies and Coopers & Hybrand, earning his CPA in 1982.

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	99.1	Certification of Chief Executive Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification of Chief Financial Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

A Form 8-K, dated December 16, 2002, was filed during the quarter ended December 31, 2002, to report the Company name change from Rehabilicare Inc. to Compex Technologies, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPEX TECHNOLOGIES, INC

February 12, 2003	/s/ Dan W. Gladney

Date	Dan W. Gladney President and Chief Executive Officer

February 12, 2003	/s/ Scott P. Youngstrom

Date	Scott P. Youngstrom Vice President of Finance (Principal Financial and Accounting Officer)

CERTIFICATION

I, Dan W. Gladney, Chief Executive Officer of Compex Technologies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Compex Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of Compex Technologies, Inc. as of, and for, the periods presented in this quarterly report;

4. The other certifying officers of Compex Technologies, Inc. and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Compex Technologies, Inc. and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to Compex Technologies, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of Compex Technologies, Inc.’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The other certifying officers of Compex Technologies, Inc. and I have disclosed, based on our most recent evaluation, to the auditors and the audit committee of the board of directors of Compex Technologies, Inc. (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the ability of Compex Technologies, Inc. to record, process, summarize and report financial data and have identified for the auditors of Compex Technologies, Inc. any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the internal controls of Compex Technologies, Inc.; and

6. Other certifying officers of Compex Technologies, Inc. and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

/s/ Dan W. Gladney

Dan W. Gladney

CERTIFICATION

I, Scott P. Youngstrom, Chief Financial Officer of Compex Technologies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Compex Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present in all material respects, the financial condition, results of operations and cash flows of Compex Technologies, Inc. as of, and for, the periods presented in this quarterly report;

4. The other certifying officers of Compex Technologies, Inc. and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Compex Technologies, Inc. and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to Compex Technologies, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of Compex Technologies, Inc.’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The other certifying officers of Compex Technologies, Inc. and I have disclosed, based on our most recent evaluation, to the auditors and the audit committee of the board of directors of Compex Technologies, Inc. (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the ability of Compex Technologies, Inc. to record, process, summarize and report financial data and have identified for the auditors of Compex Technologies, Inc. any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the internal controls of Compex Technologies, Inc.; and

6. Other certifying officers of Compex Technologies, Inc. and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

/s/ Scott P. Youngstrom

Scott P. Youngstrom