Form 10-Q
period 2003-03-31
COMPEX TECHNOLOGIES INC
filed 2003-05-14
CIK 64578

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period Ended March 31, 2003

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-9407

COMPEX TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-0985318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes [X]   No[  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 9, 2003 was:

Common Stock, $.10 par value	10,943,469 Shares

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

•	Like many medical device companies that rely on third party reimbursement entities for payment, we have a large balance of uncollected accounts receivable. We also have a reserve for the portion of those receivables that we estimate will not be collected based on our historical experience. The uncollectible portion of receivables includes both sales allowances for contracted or negotiated selling prices and rental rates and bad debts. If we cannot collect an amount of receivables that is consistent with historical collection rates, we might be required to increase our reserve and charge off the portion of receivables we cannot collect. This additional “provision” for uncollectible accounts could significantly impact our operating results.

•	In the United States, our products are subject to reimbursement by private and public healthcare reimbursement entities that generally impose limits on reimbursement and strict rules on applications for reimbursement. Changes in the rates, eligibility or requirements for reimbursement, or failure to comply with reimbursement requirements, could cause a reduction in our income from operations.

•	We maintain significant amounts of finished goods inventory on consignment at clinics for distribution to patients. We may not be able to completely control losses of this inventory and, if inventory losses are not consistent with historical experience, we might be required to write off a portion of the carrying value of inventory.

•	The clinical effectiveness of our electrotherapy products has periodically been challenged and the effectiveness of electrotherapy products such as those offered by Compex SA for fitness and health applications has sometimes been questioned. Publicity about the effectiveness of electrotherapy for pain relief or other clinical applications and continued questions about the effectiveness of electrotherapy for conditioning could negatively impact revenue and income from operations.

•	We have periodically been the subject of litigation that has caused additional expense, including a Medicare whistleblower suit settled in 2000 for approximately $1.6 million. The costs of these actions have negatively affected, and the resolution of other actions that may arise may continue to negatively affect, our operating results.

•	Approximately 34% of our revenue for the nine months ended March 31, 2003 was generated by Compex SA, a subsidiary headquartered in Switzerland that does business primarily in Europe. There are risks in doing business in international markets which could adversely affect our business, including:

•	regulatory requirements;

•	export restrictions and controls, tariffs and other trade barriers;

•	difficulties in staffing and managing international operations;

•	fluctuations in currency exchange rates;

•	reduced protection for intellectual property rights;

•	seasonal reductions in business activity; and

•	potentially adverse tax assessments.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Included herein is the following unaudited condensed financial information:

Consolidated Balance Sheets as of March 31, 2003 and June 30, 2002

Consolidated Statements of Operations for the three months and nine months ended March 31, 2003 and 2002

Consolidated Statements of Cash Flows for the nine months ended March 31, 2003 and 2002

Notes to Consolidated Financial Statements

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2002	2003

ASSETS
Current Assets:
Cash and cash equivalents	$2,086,650	$3,619,613
Receivables, less reserve of $12,891,864 and $12,489,316	23,629,117	23,821,832
Inventories –
Raw materials	2,368,203	1,139,799
Work in process	80,265	—
Finished goods	6,522,790	9,281,676
Deferred tax assets	4,655,631	4,655,631
Prepaid expenses	1,641,378	1,849,513

Total current assets	40,984,034	44,368,064
Property, plant and equipment, net	4,679,778	4,526,525
Goodwill, net	9,833,090	9,833,090
Other intangible assets, net	1,150,652	950,388
Deferred tax assets	702,567	763,560
Other assets	127,615	103,934

	$57,477,736	$60,545,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,520,775	$2,546,545
Note payable	—	2,800,000
Accounts payable	3,312,767	2,733,428
Accrued liabilities –
Payroll	607,409	506,563
Commissions	437,530	397,182
Income taxes	2,670,766	2,372,135
Other	5,656,988	4,652,581

Total current liabilities	15,206,235	16,008,434
Long-Term Liabilities:
Long-term debt	6,455,209	4,525,839
Deferred tax liabilities	535,102	587,904

Total liabilities	22,196,546	21,122,177
Stockholders’ Equity:
Common stock, $.10 par value; 30,000,000 shares authorized; issued and outstanding 10,922,618 and 10,943,469 shares, respectively	1,092,262	1,094,347
Preferred stock, no par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	21,564,096	21,635,447
Unearned compensation on restricted stock	(77,813)	—
Accumulated other non-owner changes in equity	735,564	1,441,808
Retained earnings	11,967,081	15,251,782

Total stockholders’ equity	35,281,190	39,423,384

	$57,477,736	$60,545,561

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31		March 31

	2002	2003	2002	2003

Net sales and rental revenue	$18,074,316	$19,143,348	$52,404,537	$55,616,168
Cost of sales and rentals	5,785,968	5,705,660	17,224,675	16,930,342

Gross profit	12,288,348	13,437,688	35,179,862	38,685,826
Operating expenses:
Selling, general and administrative	9,901,767	10,647,803	26,831,157	31,358,340
Research and development	473,381	572,396	1,575,644	1,613,972

Total operating expenses	10,375,148	11,220,199	28,406,801	32,972,312

Income from operations	1,913,200	2,217,489	6,773,061	5,713,514
Other income (expense):
Interest expense	(144,380)	(102,375)	(559,580)	(316,490)
Other	3,911	34,328	14,237	77,677

Income before income taxes	1,772,731	2,149,442	6,227,718	5,474,701
Income tax provision	744,000	794,000	2,616,000	2,190,000

Net income	$1,028,731	$1,355,442	$3,611,718	$3,284,701

Net income per common and common equivalent share
Basic	$0.09	$0.12	$0.33	$0.30

Diluted	$0.09	$0.12	$0.32	$0.30

Weighted average number of shares outstanding
Basic	10,907,755	10,934,858	10,849,310	10,945,773

Diluted	11,307,273	10,973,212	11,189,131	11,027,183

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31

	2002	2003

Operating Activities:
Net income	$3,611,718	$3,284,701
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,208,951	1,225,914
Amortization of unearned compensation	81,563	77,813
Change in deferred taxes	13,769	(3,464)
Change in current assets and liabilities -
Receivables	(2,144,051)	596,983
Inventories	(30,278)	(1,000,709)
Prepaid expenses	909,033	(122,079)
Accounts payable	(1,634,172)	(783,220)
Accrued liabilities	1,375,925	(1,751,994)

Net cash provided by operating activities	3,392,458	1,523,945

Investing Activities:
Purchases of property and equipment	(670,308)	(1,112,497)
Change in other assets, net	8,089	37,190
Sale of fixed assets	—	350,027

Net cash used in investing activities	(662,219)	(725,281)

Financing Activities:
Principal payments on long-term obligations	(2,469,523)	(1,903,600)
Proceeds from line of credit, net	400,000	2,800,000
Proceeds from exercise of stock options	242,946	52,527
Proceeds from employee stock purchase plan	111,845	20,909

Net cash provided by (used in) financing activities	(1,714,732)	969,836

Effect of exchange rates on cash and cash equivalents	292,265	(235,537)

Net increase in cash and cash equivalents	1,307,772	1,532,963
Cash and Cash Equivalents at Beginning of Period	759,611	2,086,650

Cash and Cash Equivalents at End of Period	$2,067,383	$3,619,613

Supplemental Cash Flow Information
Interest paid	$554,378	$306,144

Income taxes paid	$2,662,220	$2,170,149

COMPEX TECHNOLOGES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

1. Accounting Policies

The amounts set forth in the preceding financial statements are unaudited as of and for the periods ended March 31, 2003 and 2002 but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the periods presented. Such results are not necessarily indicative of results for the full year. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2002 included in the Company’s Annual Report on Form 10-K.

Certain previously reported amounts have been reclassified to conform to classifications adopted in fiscal year 2002. These reclassifications had no effect on net income, cash flows or stockholders’ equity.

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148. Accordingly, the Company continues to account for stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion (APB) No. 25 and related Interpretations.

Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		For the Three Months Ended		For the Nine Months Ended
		March 31		March 31

		2002	2003	2002	2003

Net Income	As reported	$1,028,731	$1,355,442	$3,611,718	$3,284,701
	Pro forma option
	expense, net of tax	(91,428)	(161,115)	(303,018)	(393,176)
	Pro forma	937,303	1,194,327	3,308,700	2,891,525
Basic earnings	As reported	.09	.12	.33	.30
per share	Pro forma	.08	.11	.30	.26
Diluted earnings	As reported	.09	.12	.32	.30
per share	Pro forma	.08	.11	.30	.26

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002: dividend yield of 0%; expected volatility of 57.6% and 57.6%; risk-free interest rate of 2.94% and 4.82%; and expected lives of 5 years.

2. Goodwill and Intangibles

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

Goodwill and other intangible assets resulting from acquisitions of business and the formation of the Company consist of the following:

	June 30, 2002	March 31, 2003

Goodwill	$11,504,520	$11,504,520
Less accumulated amortization	1,671,430	1,671,430

Net goodwill	9,833,090	9,833,090
Other intangible assets:	1,783,686	1,783,686
Less accumulated amortization	633,034	833,298

Net other intangible assets	1,150,652	950,388

Total intangible assets, net	$10,983,742	$10,783,478

3. Note Payable and Long Term Debt

The Company has a $20,000,000 credit facility which provides for both term and revolving borrowings at varying rates based either on the bank’s prime rate or LIBOR. As of March 31, 2003, there were borrowings outstanding of $5,647,000 on the long-term note and $2,800,000 on the revolving credit line.

Borrowings under the credit facility are secured by substantially all assets of the Company other than those pledged as collateral on existing lease or mortgage obligations. The interest rate on the term loan was 3.438% at March 31, 2003 and the weighted average rate on borrowings under the revolving line of credit was 4.33%.

The Company was in compliance with all financial covenants in its credit agreement as of March 31, 2003 and for the period then ended.

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

	For the Nine Months Ended
	March 31

	2002	2003

U.S. revenue	$34,180,374	$36,178,747
Foreign revenue	18,224,163	19,437,421

	$52,404,537	$55,616,168

Net revenue by product line was as follows:

	For the Nine Months Ended
	March 31

	2002	2003

Rehabilitation products	$10,707,791	$11,307,660
Pain management	10,469,977	11,500,920
Consumer products	13,473,171	14,059,371
Accessories and supplies	17,753,598	18,748,217

	$52,404,537	$55,616,168

During the first nine months of fiscal 2002 and 2003, one customer accounted for approximately 15% and 10%, respectively, of consolidated revenue. This customer represented approximately 5% of total accounts receivable at March 31, 2003.

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

Carrying Value of Intangible Assets. We had a balance of intangible assets of approximately $10.8 million at March 31, 2003, most of which constituted goodwill and the value of acquired technology from several acquisitions. We are required to charge-off the carrying value of identifiable intangibles, long-lived assets and related goodwill to the extent it may not be recoverable. We annually assess the impairment of identifiable intangibles, long lived assets and related goodwill or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important which could trigger an impairment provision include the following:

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

Results of Operations

The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31		March 31

	2002	2003	2002	2003

Net sales and rental revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales and rentals	(32.0)	(29.8)	(32.9)	(30.4)
Gross profit	68.0	70.2	67.1	69.6
Operating expenses
Selling, general and administrative	(54.8)	(55.6)	(51.2)	(56.4)
Research and development	(2.6)	(3.0)	(3.0)	(2.9)

Total operating expenses	(57.4)	(58.6)	(54.2)	(59.3)

Income from operations	10.6	11.6	12.9	10.3
Other expense, net	(0.8)	(6.4)	(1.0)	(0.4)
Income tax provision	(4.1)	(4.1)	(5.0)	(3.9)

Net income	5.7	7.1	6.9	5.9

Our revenue increased by 6% to $19,143,000 during the quarter ended March 31, 2003 from $18,074,000 during the quarter ended March 31, 2002, and increased 6% to $55,616,000 during the nine months ended March 31, 2003 from $52,405,000 during the nine months ended March 31, 2002. Most of the increase resulted from our direct sales business in the United States, which posted revenue increases of 3% during the quarter and 6% during the nine months as compared to our results last year. Our direct sales and rental business in the United States continues to expand, with all of the growth during the first nine months of fiscal 2003, a result of increased volume of sales and rentals. Our wholesale business, which has been declining because of competition from inexpensive imports, was relatively stable in the first nine months of fiscal 2003 as compared to fiscal 2002.

Although our European operations, conducted primarily under our Compex SA subsidiary, also contributed to our growth, that growth was entirely generated by a favorable impact by exchange rates and the strength of the Euro versus the Dollar. The quarter increased 11% to $7,000,000 for the period ended March 31, 2003 and 7% to $19,259,000 during the nine months ended March 31, 2003 compared to the same periods in the prior year. For the quarter ended March 31, 2003, increased volumes in both Europe and domestically accounted for 2% of the consolidated 6% sales increase with 4% due to favorable exchange rates. Although operations in France, Spain and Switzerland recorded increases in revenue throughout the nine month period, revenue from our Italian distributor, our largest market in Europe, as well as revenue from our Germany/Austria operations, declined. We expect Italian sales, which have been affected by the weakened economy and market for consumer goods, a large balance of inventory at the Italian distributor and the entry of competitive products, to stabilize during the balance of the fiscal year. We have also made management adjustments in our Germany/Austria operations with a view to improving results in those geographies.

Our gross profit was $13,438,000 or 70.2% of revenue during the quarter, and $38,686,000 or 69.6% of revenue during the nine months ended March 31, 2003. This compares to gross profit of $12,288,000 or 68.0% of revenue in the quarter and $35,180,000 or 67.1% of revenue during the nine months ended March 31, 2002. This increase is largely due to manufacturing efficiencies domestically and from the effect of the currency rates on our Compex SA operations. Decreased sales of lower margin product to our Italian distributor also contributed to our improved gross margin. We expect gross margin percentages to stabilize in the mid to upper 60% range.

Our gains from revenue growth and improved gross margin during the nine months ended March 31, 2003 were offset by significantly higher selling, general and administrative expenses. These expenses increased 8% to $10,648,000 or 55.6% of revenue during the quarter ended March 31, 2003, compared to $9,902,000 or 54.8% of revenue during the quarter ended March 31, 2002. Our selling, general and administrative expenses increased 16.9% to $31,358,000 or 56.4% of revenue during the nine months ended March 31, 2003, compared to $26,831,000 or 51.2% of revenue during the nine months ended March 31, 2002. Several factors contributed to the increase in expense. We had significantly increased staffing in all departments at our Compex SA subsidiary during the second half of fiscal 2002 to accommodate anticipated growth, resulting in a $2,663,000 or 35.0% increase in selling, general and administrative expense. Although we reduced staffing in our European operations again during January 2003 after growth in that market did not meet our expectations and will maintain the reduced level of staffing until revenue growth recovers, revenue from our European operations continued during the third quarter to be less than anticipated. We also continued to reduce our dependence in the United States on independent sales representatives during the first half of fiscal 2003 by hiring additional employee sales agents. Although such representatives do not immediately generate revenue proportionate to their salaries, we believe they will generate proportionately more revenue after an initial start-up period.

Our research and development expense increased 20.9% to $572,000 in the third quarter of fiscal 2003 from $473,000 during the quarter ended March 31, 2002. This is primarily due to increased new product development expenses of our fitness lines at Compex SA. For the nine months ended March 31, 2003, research and development costs increased 2.4% to $1,614,000 from $1,576,000 for the same period ended March 31, 2002. This increase is primarily attributable to an increase of development expenses at Compex SA and new product introductions as compared to prior year. We anticipate that research and development expenses will continue to remain relatively constant as a percentage of revenue in future periods.

Our interest expense decreased 29.1% to $102,000 in the third quarter of fiscal 2003 from $144,000 in the third quarter of fiscal 2002 and decreased 43.4% to $316,000 in the first nine months of fiscal 2003 from $560,000 in the first nine months of fiscal 2002. This is primarily due to lower interest rates and overall lower borrowing levels under our credit facility.

Our provision for income taxes was 40% and 42% of pre-tax income for the first nine months of fiscal 2003 and 2002, respectively. We believe that 40% is a reasonable estimate of the effective rate for fiscal 2003 based on our most recent estimates of tax liabilities in the U.S. and in the various European tax authorities for the entire fiscal year. Our provision for income taxes was 37% and 42% for the quarters ending March 31, 2003 and 2002, respectively. The 37% rate used in the quarter ending March 31, 2003 reflects the year-to-date adjustments of changing our annual effective tax rate to 40%. This lower effective tax rate was generated after review of the tax rates in several of our European tax jurisdictions during the current fiscal year. Net income per share for the quarter and nine month period would have been $.12 and $.29 per share with the previous tax rate of 42%, versus the $.13 and $.30 per share at the tax rate of 40%. We will continue to review the effective tax rate percentage as we finalize our European tax returns for 2002.

As a result of the above activity, our net income increased to $1,355,000 in the third quarter of fiscal 2003 from $1,029,000 in the third quarter of fiscal 2002. For the nine months ended March 31, 2003, net income decreased to $3,285,000 from $3,612,000 during the same period in fiscal 2002. Diluted earnings per share increased to $.12 from $.09 for the third quarter and decreased to $.30 from $.32 per share for the nine month period.

Liquidity and Capital Resources

During the quarter ended March 30, 2003, we acquired all of the United States product inventory, and exclusive distribution rights in the United States, of the Slendertone® product line of Bio-Medical Research Limited (“BMR”), an Irish company. Slendertone is an electro-muscular abdominal toning device and is the only “ab-belt” of which we are aware that may be marketed in the United States for toning applications. We acquired the United States inventory for approximately $2,700,000 million and financed the acquisition with borrowings under our credit line. This inventory purchase is reflected in the increase in our inventory balances and the borrowings are reflected in the increased level of borrowing under our credit facility at March 31, 2003.

For the first nine months ended March 31, 2003, our operations provided cash of $1,524,000, due primarily to net income of $3,285,000 plus depreciation and amortization. Accounts receivable decreased $597,000, as a result of higher collections in both the United States and by Compex SA. Inventory increased due to the Slendertone inventory acquisition. The increase in accounts payable and accrued liabilities relates to year-end June 30, 2002 timing differences and the payment of estimated income taxes.

We used $1,112,000 in investing activities in the first nine months of fiscal 2003 for net purchases of property and equipment, primarily clinical and rental equipment.

Our financing activities provided $970,000 of cash during the first nine months of fiscal 2003, mainly from the borrowing of $2,800,000 under our credit line to finance the Slendertone inventory purchase; partially offset by the repayment of $1,904,000 of long-term debt under our credit facility. At March 31, 2003, a total of $8,447,000 remains outstanding under this facility. Our credit facility has a maturity date of June 30, 2004, and we expect that all or substantially all of the borrowings under this credit facility will be repaid prior to the maturity date. If any borrowings remain outstanding at maturity, we believe that the agreement could be extended, with similar terms, with the current financial institution or another facility could be put in place.

We currently have a commitment to purchase additional Slendertone inventory in Europe of approximately $1.5 million. We will receive the inventory in May 2003 and the amount is payable at the end of July. We plan to fund this with cash from operations. We expect, however, to invest in sales and marketing, and in inventory and infrastructure, over the next twelve months to introduce these products and the Compex SA sport products to the United States markets. We started this process in a single state and intend to invest more based on our experience in that market. We may also apply cash to acquisitions during future periods. We are investigating making several additional product line purchases and currently have a nonbinding indication of interest to purchase BMR’s United States medical products business.

We also announced on May 13, 2003 that we have entered into a non-binding letter of intent to acquire substantially all of the assets of Neurotech, the U.S. medical products division of Bio-Medical Research Limited (“BMR”). BMR is a company formed under the laws of Ireland.

We believe that available cash and borrowings under our credit line will be adequate to fund cash requirements for the current fiscal year and the foreseeable future.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the quarter ended March 31, 2003, our revenue originating outside the U.S. was 35% of total revenue, substantially all of which was denominated in the local functional currency. Currently, we do not employ currency hedging strategies to reduce the risks associated with the fluctuation of foreign currency exchange rates.

Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

We are exposed to market risk from changes in the interest rates on certain outstanding debt. The outstanding loan balance under our $20 million credit facility bears interest at a variable rate based on the bank’s prime rate or LIBOR. Based on the average outstanding bank debt for fiscal 2003, a 100 basis point change in interest rates would not change interest expense by a material amount.

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

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

In late January 2001, we were served with documents in connection with a product liability case brought in the California Superior Court for Solano County. Although we had no record of the proceedings, the action had progressed to the entry of a default judgment on January 11, 2001. We appealed the default judgment to the California Court of Appeals in March 2001. On May 10, 2002, the appeals court overturned the default judgment holding that there was no valid complaint against us. The case has been remanded to district court and although the plaintiff has filed a motion to amend its complaint in the action to properly join us in the action, that motion has been stayed pending an appeal relating to another putative defendant in the case.

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

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS – None

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES – None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.       OTHER INFORMATION

At a regular meeting of our Board of Directors held December 12, 2002, our Board amended our bylaws to provide that, in order to be considered at an annual meeting of shareholders, shareholder proposals must be received by us at least 120 days before the date that is one year after the date of the corporation’s proxy statement for the prior year’s regular meeting.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.2	Bylaws of Compex Technologies, Inc., as amended

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

A Form 8-K, dated February 17, 2003, was filed during the quarter ended March 31, 2003, to report the adoption of a Shareholder Rights Plan for Compex Technologies, Inc.

A Form 8-K, dated May 13, 2003, was filed to report the Company's Fiscal Year 2003 Third Quarter Earnings Results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPEX TECHNOLOGIES, INC

May 14, 2003	/s/ Dan W. Gladney
Date	Dan W. Gladney President and Chief Executive Officer

May 14, 2003	/s/ Scott P. Youngstrom
Date	Scott P. Youngstrom Vice President of Finance (Principal Financial and Accounting Officer)

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Scott P. Youngstrom Scott P. Youngstrom