Form 10-K
period 2003-06-30
COMPEX TECHNOLOGIES INC
filed 2003-09-29
CIK 64578

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2003

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________________

Commission File Number 0-9407

COMPEX TECHNOLOGIES, INC.

(Name of Registrant as specified in its charter)

Minnesota	41-0985318
(State of Incorporation)	(I.R.S. Employer Identification No.)

1811 Old Highway 8
New Brighton, Minnesota 55112-3493
(651) 631-0590

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.10 par value per share

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   $36,329,844

The number of shares outstanding of each of the Company’s classes of common stock, as of September 16, 2003, was: Common Stock, $.10 par value, 11,090,261 shares.

Documents incorporated by reference. Certain specified portions of the Company’s definitive proxy statement for the annual meeting of shareholders to be held November 6, 2003 are incorporated by reference in response to Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

          Our Annual Report on Form 10-K contains a number of “forward-looking statements” where we indicate that we “anticipate,” “believe,” “expect” or “estimate” or use similar words to indicate what might happen in the future. These forward looking statements represent our expectations about future events, including anticipated product introductions; changes in markets, customers and customer order rates; changes in third party reimbursement rates; expenditures for research and development; growth in revenue; taxation levels; and the effects of pricing decisions. When used in this 10-K, the words “anticipate,” “believe,” “expect,” “estimate” and similar expressions are generally intended to identify forward-looking statements. You should evaluate these forward-looking statements in the context of a number of factors that may affect our financial condition and results of operations, including the following:

•	Like many medical device companies that rely on third party reimbursement entities for payment, we have a large balance of uncollected accounts receivable. We also have a reserve for the portion of those receivables that we estimate will not be collected based on our historical experience. The uncollectible portion of receivables includes both sales allowances for contracted or negotiated selling prices and rental rates and bad debts. If we cannot collect an amount of receivables that is consistent with historical collection rates, we might be required to increase our reserve and charge off the portion of receivables we cannot collect. This additional “provision” for uncollectible accounts could significantly impact our operating results.

•	In the United States, our products are subject to reimbursement by private and public healthcare reimbursement entities that generally impose limits on reimbursement and strict rules on applications for reimbursement. Changes in the rates, eligibility or requirements for reimbursement, or failure to comply with reimbursement requirements, could cause a reduction in our income from operations.

•	We maintain significant amounts of finished goods inventory on consignment at clinics for distribution to patients. We may not be able to completely control losses of this inventory and, if inventory losses are not consistent with historical experience, we might be required to write off a portion of the carrying value of inventory.

•	The clinical effectiveness of our electrotherapy products has periodically been challenged and the effectiveness of electrotherapy products such as those offered by Compex for fitness and health applications has sometimes been questioned. Publicity about the effectiveness of electrotherapy for pain relief or other clinical applications and continued questions about the effectiveness of electrotherapy for conditioning could negatively impact revenue and income from operations.

•	We have periodically been the subject of litigation that has caused additional expense, including a Medicare whistleblower suit settled in 2000 for approximately $1.6 million. The costs of these actions, have negatively affected, and the resolution of other actions that may arise, may continue to negatively affect our operating results.

•	Approximately 34% of our revenue for the year ended June 30, 2003 was generated by Compex SA, a subsidiary headquartered in Switzerland that does business primarily in Europe. There are risks in doing business in international markets which could adversely affect our business, including:

•	regulatory requirements;

•	export restrictions and controls, tariffs and other trade barriers;

•	difficulties in staffing and managing international operations;

•	fluctuations in currency exchange rates;

•	reduced protection for intellectual property rights;

•	seasonal reductions in business activity; and

•	potentially adverse tax assessments.

•	We have not sold substantial volumes of consumer products in the United States but intend, over the next few years, to devote significant resources to market consumer products for health and fitness applications. The consumer market for electrical stimulation products is new and developing, and our success in this market will depend on a number of factors, including our ability to obtain clearance from the FDA and other regulatory authorities to market the products for all relevant consumer applications, our ability to establish consumer demand with a limited marketing budget, our ability to secure contracts and “shelf space” in the United States with significant retailers, and the effectiveness of our products for their intended applications.

PART I

Item 1.    Business

General

          Compex Technologies, Inc. designs and manufactures electrical stimulation products for healthcare use and sells those products in the United States and Europe. Compex was incorporated as Medical Devices, Inc., a Minnesota corporation, in 1972. In 1994, we changed our name to Rehabilicare Inc. (NASDAQ: REHB) and in December 2002 we changed our name to Compex Technologies, Inc. (NASDAQ: CMPX).

          Our healthcare products are based on electrical stimulation technologies designed to improve health, wellness, athletic performance, and fitness. More specifically, we design, manufacture, distribute, sell and rent electrical stimulation products that use different modalities and algorithms to deliver electrical current through electrodes placed on the skin for rehabilitation, pain management, sports performance enhancement and muscle toning. Our portfolio of products include neuromuscular electrical stimulation (NMES), pulsed direct current stimulation (PDC), transcutaneous electrical nerve stimulation (TENS), interferential stimulation (IF), ultrasound and iontophoresis devices, accessories and supplies, which are broadly categorized as medical devices and consumer products. Our two medical device product lines include rehabilitation, pain management, and edema reduction devices generally used by, or under the direction of, physicians, nurses, therapists, hospitals and clinics. Our consumer product line is sold over-the-counter and is designed for sports performance enhancement, fitness, and muscle toning and shaping. In some countries, our medical devices do not require a prescription and are sold over-the-counter for rehabilitation and pain management. For the most part, our products are sold under the Rehabilicare® name for prescription medical devices in the United States, the Compex® name for medical devices in Europe, and under the Compex® name for consumer products in Europe and the United States. We also distribute complementary medical devices and consumer products manufactured by others under other name brands.

          We have grown to approximately $75 million in annual sales through a combination of internal growth and strategic acquisitions. We continue to aggressively expand our presence in the medical and consumer electrical stimulation markets in the United States and Europe with new product introductions. We believe these newer products have benefited from the brand strength, reputation, distribution and market share positions of our other products. During the past two years, we introduced or received regulatory clearance for several new products, including the following:

•	In September 2001, we received FDA clearance to market our new ProMax™ TENS device in the United States, replacing most of our older TENS devices.

•	In October 2001, we introduced the Medi-Compex, a new product designed to serve the aesthetic and “well-being” marketplace in Europe.

•	In November 2001, we introduced the ø-SOUND in Europe, a new ultrasound product that we believe has unique features designed to maximize therapeutic effect.

•	In December 2001, we introduced the Compex® Sport 400 in Europe, a muscle stimulator designed for athletes at all levels of training.

•	In March 2002, we introduced the Compex® Top Fitness in Europe, a product that offers hundreds of programs plus different areas of stimulation to provide very high levels of performance with amazing versatility.

•	In April 2002, we received FDA clearance from the Food and Drug Administration (FDA) to market the Compex® SPORT product over-the-counter in the United States for sports training and muscle toning.

•	In June 2002, we introduced the Compex® Fitness TENS in Europe to help tone muscles and encourage muscle relaxation.

•	In March 2003, we introduced the Compex® Mi-SPORT500 in Europe, a product that is equipped with sensor technology to diagnose and automatically adjust the stimulation settings depending upon the physiological measurements.

          We also continue to aggressively expand our operations and diversify our product offerings within the medical and consumer sectors by seeking to combine with other well-established electrical stimulation companies. Transactions that have significantly expanded the breadth of our operations include the following:

•	In February 2003, we acquired the distribution rights to Slendertone® FLEX and GymBody Abs Belts for the United States from Bio Medical Research Ltd. (BMR), a company formed under the laws of Ireland.

•	In April 2003, we acquired the distribution rights to Slendertone® FLEX and GymBody Abs Belts for most of Europe from BMR.

•	In May 2003, we acquired substantially all of the assets of BMR Neurotech, Inc., the U.S. medical division of BMR. The total purchase price of $3.3 million was funded with our existing credit facility. The assets acquired included substantially all of BMR Neurotech’s accounts receivable, inventory and fixed assets.

•	In July 2003, we acquired Filsport Assistance S.r.l., an independent distributor of the Compex® brand of consumer products in Italy. The transaction involved an exchange of approximately $4.9 million in cash for stock and provided for additional contingent consideration if certain performance is achieved following the transaction. The acquisition was financed through a newly-established credit facility with Credit Suisse and with existing funds. Prior to the acquisition, Filsport Assistance operated under an exclusive distribution arrangement and accounted for 28% of Compex SA total sales in fiscal 2003.

Products

          We offer a full line of medical and consumer electrical stimulation products for rehabilitation, pain management, sports performance enhancement, fitness, and muscle toning and shaping. All our medical and consumer products are based upon electrical stimulation technologies designed to deliver an electrical current to improve health, wellness, athletic performance, and fitness.

          Although we have not integrated the Rehabilicare® medical devices primarily offered in the United States with the Compex® medical devices primarily offered in Europe, we plan to introduce and incorporate certain European medical devices and features into the United States medical devices. In 2003, we began a program to introduce some of the Compex® consumer products currently offered in Europe into the United States. Our initial product introduction to the United States consumer market is the Compex® Sport, which received 510(k) clearance in April 2002.

          Although we expect to continue to conduct most of our research and development in Europe, we intend to manage marketing and sale of Compex® consumer products offered in the United States through our principal offices in Minnesota.

Medical Devices

          Our medical devices consist of hand held, portable, battery-powered electrical stimulators, which are connected by wires to electrodes placed on the skin to deliver electrical current using different modalities and algorithms for rehabilitation and pain management. In the United States, we offer our medical devices primarily under the Rehabilicare® name brand for clinic and home use as prescribed by a physician. In Europe, we offer a different line of medical devices that are generally larger (less portable) and are designed for clinical rather than home use. These devices, offered under the Compex® name brand, are designed to provide a full range of therapies rather than a single form of therapy. Although they do not require a physician prescription in Europe, a medical referral is normally required for third-party reimbursement. Compex® medical devices are primarily marketed in Switzerland, Italy, France, Spain and Germany.

Rehabilitation

          We offer a wide variety of hand held, portable electrical stimulation devices for rehabilitation. The modalities generally considered for rehabilitation include neuromuscular electrical stimulation devices, pulsed direct current devices, or combination devices that incorporate both modalities.

          Neuromuscular Electrical Stimulation (NMES) Devices are designed to accelerate recovery and function in diseased or injured muscles. NMES effectively produces controlled muscle contractions, which assist in increasing the strength of muscle tissue and the range of motion of a joint. NMES is used both pre-operatively and post-operatively for muscle re-education, relaxation of muscle spasms and edema reduction. In the United States, our NMES devices include:

Ortho DX™ Electrotherapy System is designed for pre-surgical and post-surgical rehabilitation. It combines both the PDC and NMES modalities that can be used separately or simultaneously. When using the two modalities simultaneously in a treatment session, patients can minimize swelling and discomfort while maximizing muscle rehabilitation in a shorter period of time. In addition, ROM, isometric, isotonic and functional exercises can be completed while using the device. The innovative Ortho DX device allows users to work harder with less pain, resulting in faster and better muscle rehabilitation.

NM III™ is a fully adjustable NMES device that is capable of delivering two waveforms, features 16 preset programs and can be manually programmed. The modified rectangular asymmetric waveform treats smaller muscles and tendons of the extremities. The symmetrical biphasic waveform stimulates the larger muscles groups of the upper legs, trunk and torso. The NM III is ideal for those who appreciate traditional protocol parameters.

          Pulsed Direct Current (PDC) Devices. PDC devices utilize pulsed direct current to reduce pain and swelling, influence local blood circulation and increase range of motion. PDC is typically used post-operatively and for traumatic injuries. In the United States, our PDC devices include:

EMS+2™ is our besting selling rehabilitation device. It combines both a pulsed symmetrical biphasic waveform to increase muscle strength, prevent disuse atrophy, and increase range of motion and a monophasic waveform that promotes increased blood flow to reduce swelling and muscle spasms. The EMS+2 is typically recommended for treatments following joint surgeries and nerve injuries, or for various vascular diseases.

GV II™ is a high voltage device used primarily to increase blood flow and reduce edema following trauma due to surgery or injuries, including sprains and strains. This device may also be used to reduce muscle spasm, trigger point therapy and pain control.

SPORTX® is a versatile, dual purpose device that is particularly popular with orthopedic surgeons, and professional, collegiate, and other organized athletic teams. The SporTX features both PDC and Transcutaneous Electrical Nerve Stimulation modalities. These help reduce swelling and stiffness to improve range of motion, while increasing circulation to bring nutrient-rich blood to the injured area to accelerate the natural healing process.

Pain Management

          We offer a wide variety of electrical stimulation products for acute and chronic pain management. These include transcutaneous electrical nerve stimulators, interferential stimulators, ultrasound and iontophoresis devices.

          Transcutaneous Electrical Nerve Stimulation (TENS) Devices. TENS devices have been used as a non-narcotic alternative to drug therapy for the relief of chronic and acute pain for over 25 years. These devices are most frequently used to treat persistent conditions such as neck and low back pain. TENS has also been used in treating pain resulting from a variety of other conditions including postoperative pain, tendonitis, phantom limb pain, and childbirth. TENS devices generally reduce pain during treatment and the effects can continue for an extended period of time after use. TENS devices relieve pain without the undesirable side effects and physiological problems of prolonged drug use, including addiction, stupor, depression, disorientation, nausea, and ulcers. In the United States, our TENS line is focused on four different products.

ProMax™ is our best selling, portable TENS device for the U.S. medical market. This digital unit incorporates a large crystal display and easy programming features. In addition, the ProMax includes two unique treatment options; the SMP mode – produces a unique cycle to reduce the body’s ability to build-up a tolerance to the pain management stimulation, and the SD mode – allows the user to cycle stimulation between deep nerves and superficial nerves, while maintaining output intensity to maximize pain relief and comfort.

Maxima® is our best selling, portable TENS device for the U.S. wholesale market. This digital unit was introduced in FY 2003 as a full featured, high powered alternative to the low cost, off-shore TENS devices. Although the Maxima includes the unique SMP mode, it’s output current is slightly less than the ProMax.

NuWave® is a TENS device specifically designed for low back pain. This clinically proven device uses a unique waveform to maximize pain relief while in use and it creates a tremendous ‘carry-over’ effect when the device is not in use. NuWave’s simple three-button design makes it easy-to-use. This product is beneficial to patients with post-laminectomy or peripheral neuralgic pain.

In Europe, the TENS devices include:

Micro Compex offers the pain management modalities of TENS as well as endorphic modalities similar to pulsed galvanic or interferential and modalities to combat disuse atrophy similar to our neuromuscular stimulation devices.

Micro+ Compex offers many of the same features as the Micro Compex, plus modalities for capillarization and iontophoretic modalities.

Compex Sport-P offers training programs for athletes and sports enthusiasts.

Compex 2 has all the above features of the Micro Compex and the Micro+ Compex, plus denervation, biofeedback, and the training programs offered in the Compex Sport-P.

BabiTENS® offers pain control during labor and childbirth. We manufactured and distributed this modified TENS unit in the United Kingdom until recently exiting the U.K. market for this product.

          Interferential (IF) Stimulation Devices. Interferential offers similar pain management benefits as standard TENS devices, although IF devices enable treatment to be localized to the pain sight. In addition, IF devices create nearly 40 times more energy than do standard TENS devices. This medium frequency generates deeper penetration into tissue for more effective pain control and increases localized blood circulation to help decrease edema and increase range of motion. In the U.S., we offer the following device:

IF II™ is a hand held, portable interferential device and generated the highest revenue of all U.S. medical devices in FY 2003. Although we distribute fewer IF devices than TENS devices, the IF II generates significantly higher reimbursement revenues on a per unit basis. This device combines both IF and NMES modalities. The IF II will be an important product as we focus on the physician market.

          Ultrasound. The principle underlying the medical use of ultrasound is based on the interaction between ultrasound and various tissues through which it passes. During the transmission of ultrasound, the sound energy is converted to thermal energy, especially in hard tissues such as bones and tendons. In pulsed mode, the thermal effect can be limited and the ultrasound produces an oscillation of molecules that is used to treat inflammation, calcification and blood accumulations. Ultrasound is also used for phonophoresis. In Europe, we offer the Compex ø-SOUND which adds to the clinical capabilities of a standard ultrasound device calibration of the intensity and form of the ultrasound beam based on patient body composition to maximize therapeutic efficacy.

          Iontophoresis. Iontophoresis involves the use of mild electrical stimulation to deliver medication (usually a local anesthesia) through an electrode into tissue. Iontophoresis is noninvasive and does not require the use of a needle or ingestion of medication. In the United States, we distribute Iontophoretic Drug Delivery Systems manufactured by IOMED Corporation under the IOMED™ name to physicians, physical therapists, and other healthcare specialists treating acute and chronic pain. In Europe, our Compex 2 and our Micro+ Compex allow effective and safe iontophoresis treatments.

          Cervical and Lumbar Traction Devices. We also distribute in the United States “The Saunders Cervical Hometrac®” and “The Saunders Lumbar Hometrac®” devices manufactured by The Saunders Group, Inc. to physicians, physical therapists, and other healthcare specialists treating neck and back pain. These portable traction devices can be used outside the office or clinic setting and offer a cost-effective option to continuing clinical traction treatments at home.

Accessories and Supplies

          The Company sells various medical device accessories and supplies, including self-adhesive and reusable electrode pads, disposable electrodes, lead wires, batteries, and a power pack that eliminates the need for batteries in some of our devices. We purchase all of our accessories and supplies from outside vendors.

Distribution and Billing

          We distribute our medical devices both on a direct basis to healthcare providers and their patients and on a wholesale basis to home healthcare dealers. We focus on direct rather than dealer sales and have a sales network of employee and independent sales representatives to distribute our products. In the United States, our direct sales force has approximately 120 representatives, calling on about 6,500 active accounts, including physical and occupational therapy clinics, orthopedic groups, sports medicine practices, and other healthcare providers. In Europe, we sell products directly or through subsidiary corporations, which included approximately 50 representatives. Certain medical products are also sold on a nonexclusive basis to home healthcare and durable medical equipment dealers, which amounted to approximately 5% of our revenue in fiscal 2003.

          For our direct rentals and sales of medical products in the United States, we make consignment inventory available at treating clinics and other dispensing locations. When a treating clinician determines that a specific device is beneficial to a patient, a physician’s prescription is obtained, and the patient is trained in the use of the device. The product is then taken home by the patient for in-home therapy. At the same time, the clinician submits information directly to an insurance company or other third party payor and provides information to us that the patient has been provided the device. For rentals, the patient returns the device to us in a prepaid mailer after the treatment period expires. To conduct business in this manner, we maintain a significant balance of inventory at clinics and provide telephone support (without charge) to patients in use of the product.

          We provide billing and support for our U.S. medical device business through our offices in Tampa, Florida. These operations include (1) distribution support staff that provides next day service of products and supplies to providers and patients; (2) billing and collecting staff that work with physicians, clinicians and reimbursement entities to ensure prompt and accurate billing and collection of sales and rental fees for our products; (3) a telemarketing sales staff which follows up with patients to ensure that they have adequate product and supplies to meet their needs; and (4) patient care personnel that assist patients in the purchase and reimbursement process. We also employ clinicians who communicate with patients by phone from a clinical perspective and respond to calls from patients to ensure products are working and used properly. This department then reports to the prescribing clinician, allowing the clinician to contact the patient to alter therapy, as appropriate.

          In most cases, the rental or purchase price for our medical products in the United States is paid by an insurance company, health maintenance organization, or a governmental agency under Medicare, Medicaid, workers compensation or other programs. These third party reimbursement agencies pay for the use of our products only after receipt of documentation that they consider adequate and often subject to specific reimbursement guidelines and limitations. We discuss some of these limitations under the caption “Reimbursement” below. Because the payments from these reimbursement agencies requires submission, and often resubmission, of documentation, justification based on prescription of the necessity of the product, and often negotiation with the reimbursement entity, payment for sale or rental of our medical products normally takes between 60 and 120 days. Accordingly, we maintain a large balance of accounts receivable and must carefully estimate the portion of those receivables that are collectible.

          We are not dependent upon any single customer for any significant portion of the sales of our medical products. As we indicate under the caption “reimbursement” below, however, we do receive payment from several insurance companies and health maintenance organizations and if one of the more significant of these third party payors changed or curtailed reimbursement for our products, it would negatively impact our business.

Consumer

          Our consumer products consist of hand-held portable, battery-powered electrical stimulators, which are connected by wires to electrodes placed on the skin to deliver electrical current using different modalities and algorithms for sports performance enhancement, fitness, rehabilitation, vascular, pain, and aesthetic applications. Our consumer product line is offered under the Compex® name brand primarily in Europe. We have also recently begun offering the Compex Sport model in the United States. Our European consumer products are primarily marketed in Switzerland, Italy, France, Spain and Germany.

Sports and Fitness

          We sell a broad line of products directly to sports and fitness enthusiasts for various muscle training applications. Whether the user is a professional or amateur athlete or a consumer interested in general fitness, our handheld electrical stimulators allow users to customize the programs to maximize their performance and comfort. Sports and fitness products accounted for sales of $19.4 million of consumer sales in fiscal 2003, $19.3 million of consumer sales in fiscal 2002, and $13.7 million of sales in fiscal 2001. Sports and fitness products we offer in Europe include the following:

Compex® SPORT is targeted for athletes and offers programs for endurance, strength training, resistance and recovery and increased capillarization.

Compex® SPORT 3 VASCULAR combines the features of the Sport in a modernized case with additional modalities for pain management and recovery.

Compex® SPORT 400 offers all of the features of the Compex 2 clinical device and enhanced fitness programs for sport training for the serious athlete.

Compex® Mi-SPORT500, which is equipped with sensor technology to diagnose and automatically adjust the stimulation settings depending upon the physiological measurements.

Compex® Fitness offers a choice of simple programs that will help firm muscles, tone abdominals, improve leg strength, prepare for physical exertion and help relaxation.

Compex® Top Fitness TENS, with 6 categories and 552 exercise programs plus 6 different areas of stimulation, combines very high levels of performance with amazing versatility.

Health and Wellness

          We sell one model for various muscle toning and relaxation applications, which accounted for roughly 7.5% of consumers sales in 2003.

Medi-Compex is an electrotherapy device targeted specifically for health and wellness to build muscle tone, reduce muscle pain and improve well-being. This product is targeted primarily to non-athletic markets for physiological appearance and aesthetics.

Distribution and Marketing

          We market our consumer products in Europe through demonstrations at sport shops, attendance and demonstrations at major athletic events and through product endorsements by Olympic and other top athletes and teams. We have also commenced marketing our consumer products in the United States through product endorsements by athletes and other celebrities and through promotions with athletic teams. We intend to devote significant resources over the next 12 months to further marketing of consumer products in the United States, including additional endorsements, television and other media sales initiatives (advertisements in leading sports magazines and periodicals, television advertising on cable channels, and other directed marketing).

          Our consumer products are sold in Europe principally through employee and independent sales representatives to sporting goods stores, specialty shops, pharmacies, mass merchandisers, and chain stores. We are attempting to establish similar distribution in the United States and as of August 31, 2003, had established relationships with 7 independent sales groups.

          Our consumer products are, in general, purchased by retailers and distributors, and we normally receive payment promptly, without any obligation to refund or return purchase price. If we establish a significant relationship with a major retailer in the United States, however, we may, by industry custom or necessity, be required to refund purchase price for product that remains unsold by the retailer after a period of time. Any such refund could have a negative impact on our cash requirements.

          Our consumer business in Europe has been cyclical, with the largest volume of sales occurring in late Fall and in Spring and with seasonally low sales occurring during the traditional vacation months of July and August of each year. Further, our consumer business, which depends to a large extent on the amount of discretionary income available to retail consumers, is impacted by economic conditions and our European sales have been negatively impacted by the economic downturn during the past two years.

          Although we are not dependent upon any single customer, Filsport Assistance S.r.l., our distributor in Italy, did account for 10% of our consolidated revenue in the year ended June 30, 2003, and 14% of our revenue in the year ended June 20, 2002. To further solidify our distribution in Europe, we acquired on Filsport July 3, 2003, for approximately $5.0 million plus contingent payments of up to approximately $1.0 million.

          We began marketing the Slendertone® electrical stimulation products in the United States and Europe under a distribution arrangement with Bio-Medical Research Limited, an Irish company. In February 2003, we acquired exclusive rights to distribute these products in the United States. Products include an abdominal belt for toning and firming abdominal muscles sold under the Slendertone Flex® and Slendertone GymBody® name, and a garment with electrodes for firming thighs and buttocks sold under the Slendertone Bottoms & Thighs® name. We purchased $2.7 million of inventory of the products. In April 2003, we acquired exclusive distribution rights of the Slendertone® products to sports and fitness stores in most of Europe and committed to purchase an additional $1.7 million of inventory. Both agreements require that we sell a minimum amount of product to maintain exclusive rights. To the extent we sell more than the initial inventory, we will be dependent on BioMedical Research Limited for manufacture and supply of these products. Although the agreements provide us with manufacturing rights in the event of a failure of supply, we might have difficulty establishing appropriate manufacturing capability quickly.

Research and Development

          Consistent with our business strategy of continuing to develop innovative brand name products and improving the quality, cost and delivery of products, we maintain independent research and development departments in the U.S. and Europe, which engage in product development and the search for new applications and manufacturing processes. In the U.S., our development staff is focused on new forms of our rehabilitation and pain management products. In Europe, our research and development staff focuses on introducing new technology for the existing Compex products that improve performance and enhance comfort and on developing new products that expand the treatment modalities. Recently, we began an initiative to integrate project management between the research and development departments in the U.S. and Europe. Their goal is to develop common device platforms that can be utilized though out all markets. We expect this initiative will accelerate new technology development, generate cost savings and standardize our product line for worldwide distribution. Expenditures for research and development activities totaled approximately $2,123,000 in 2003, $2,090,000 in 2002 and $1,886,000 in 2001 and were expensed as a part of operating expenses in the year incurred.

Competition

Medical Devices

     The market for neuromuscular electrical stimulation and pain management products in both the United States and Europe is relatively mature. Our products compete in these markets primarily on the basis of breadth of features, flexibility, portability and cost. Although there are many companies that currently manufacture and distribute medical devices, we believe there are only two primary competitors. For sales through dealers, as opposed to direct sales, there is also substantial and increasing competition from distributors of low cost TENS units. We compete in these markets primarily on the basis of the variety and quality of our product offerings, marketing and distribution presence and service. The electrotherapy rehabilitation market for modalities other than NMES, such as interferential, pulsed galvanic and micro current, is more fragmented and more difficult to define. We believe that our ability to offer all of these modalities is in contrast to the focus of our competitors. We further believe that there are no dominant competitors for these other modalities and that the variety of modalities we offer, together with the distinctive features of our products, allow us to compete favorably in this market.

Consumer

     The consumer markets for sport and fitness, and health and wellness electrical stimulation products are less developed and our products are, in many instances, the first products for these uses. Although our consumer products are well known in six European countries and one model was recently introduced into the United States, we expect new market entrants if we become more successful. Most of our competitors in Europe tend to be smaller companies and the degree of competition varies considerably by each individual country. Nevertheless, our consumer products have been subject to increasing competition on the basis of price in a number of countries. We compete in part by continually enhancing our products to offer new features and by reducing cost on older products. We believe that our products also compete favorably on the basis of the quality, breath, and the pricing of our product line.

Manufacturing and Sources of Supply

     Our U.S. medical devices are manufactured at our headquarters and manufacturing facility in New Brighton, Minnesota. Manufacturing operations consist primarily of installing electronic components and materials onto printed circuit boards and assembling them into the final product. To maximize quality and reliability and decrease size and weight, most of our products incorporate surface mount technology and we use machinery that automates surface mounts and through-hole circuit board manufacturing.

     Our European medical devices and consumer products incorporate components manufactured in other countries and are contract manufactured by either a Swiss based or France based company. Although we attempt to inspect and test the products, reliance on outside contractors reduces our control over quality and delivery schedules. If one of these contractors failed to deliver quality products in a timely manner, our revenue and our relationships with our customers could be negatively impacted.

     The medical devices and consumer products that we manufacture or that are manufactured on our behalf involve electromechanical assemblies and proprietary electronic circuitry. Most of the raw materials and manufactured components used in our products are available from a number of different suppliers. We maintain multiple sources of supply for most significant items and believe that alternative sources could be developed, if required, for present single supply sources without a material disruption of our operations.

     We are dependent on the manufacturers of the products we distribute, including our Iontophoresis products, Slendertone® products, and traction devices, for supply and delivery.

Patents and Trademarks

     Because we believe that patent protection does not offer a significant competitive advantage in the marketplace for medical devices and consumer products, we have not pursued patent protection on the features of most of our products. During the past three fiscal years, we have submitted several more patent applications for approval, which remain pending. One of the companies that we acquired maintained a more aggressive approach to patent protection and the majority of its products are covered by more than 25 U.S. and Canadian patents. We may also apply for worldwide protection for some of the new technologies developed by Compex. In the absence of patent protection, we rely on trade secrets, know-how and continuing technological innovation to enhance our competitive position. We do, however, maintain trademark registration for all of our branded product names.

     We believe that we own or have the right to use all proprietary technology necessary to manufacture and market our current products and those under development. We have no knowledge that we are infringing upon any patents held by others.

Regulation

     The medical devices and consumer products that we manufacture and market are subject to regulation by the Food and Drug Administration and, in some instances, by foreign governments. Under the Federal Food, Drug and Cosmetic Act and regulations issued by the FDA under that act, we must comply with controls that regulate the design, testing, manufacturing, packaging, and marketing of our medical devices and consumer products. This system of regulation creates three classifications for medical devices, each of which is subject to different levels of regulatory control, with Class I being the least stringent and Class III being subject to the most control. Class III devices, which are life supporting or life sustaining, or are of substantial importance in preventing impairment of human health, are generally subject to a clinical evaluation program before receiving pre-market approval from the FDA for commercial distribution. Class II devices are subject in some cases to performance standards which are typically developed through the joint efforts of the FDA and manufacturers but they do not require clinical evaluation and pre-market approval by the FDA. Performance standards for most Class II devices, including our medical products, have not been adopted so only Class I controls apply. Class I devices are subject only to general controls, such as compliance with labeling and record-keeping regulations. We believe that all our currently marketed medical products are Class II products under this classification system and that they do not require clinical evaluation and pre-market approval prior to commercial distribution.

     If a new medical device or consumer product is substantially equivalent to a device that was in commercial distribution before 1976 and has been continuously marketed since 1976, pre-market approval requirements are satisfied through a 510(k) pre-market notification submission under which the applicant provides product information supporting its claim of substantial equivalence. This regulatory review typically takes from three to twelve months. Because TENS and NMS devices were marketed prior to 1976, all design enhancements since 1976 requiring regulatory approval have been marketed under this less burdensome form of FDA procedure. Further, the electrical stimulation products designed for fitness and toning that we market in the United States for consumer applications, which are based on the same technology as NMES devices, are also being marketed on the basis of 510(k) pre-market notifications. We will be required to complete the regulatory review process of additional 510(k) submissions we have made for other products that we intend to market over the counter, including a planned TENS belt for back pain that would be marketed under a distribution arrangement, before we commence sale in the United States. If we are not able to successfully complete this process, the products may be limited to sale on physician prescription.

     As a manufacturer of medical devices, we are also subject to regulation by the FDA of our design and manufacturing processes and facilities under the FDA’s QSR requirements (formerly Good Manufacturing Practices) and other similar regulations. These regulations require that we design and manufacture our products and maintain documents in a prescribed manner with respect to design, manufacturing, testing and control activities. We believe that our procedures substantially conform to the requirements of the FDA regulations. Our products are also subject to laws and regulation in foreign countries.

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

     Sales of our products in various jurisdictions in Europe are subject to the laws of various jurisdictions relating to healthcare products and to electrical products. We believe we comply in all material respects with these laws.

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

     The Centers for Medicare and Medicaid Services (“CMS”) and the Medicare carriers, the federal agencies which determine Medicare reimbursement levels, have been working towards the implementation of a process that would reduce or increase Medicare part B payment amounts when the federal government believes the existing payment amounts are either “grossly excessive” or “grossly deficient.” Although Medicare reimbursement has historically constituted only a small portion of our revenue, private insurance programs often follow CMS in reducing reimbursement rates. If CMS decides to reduce reimbursements for durable medical equipment, in particular TENS units, and private insurance programs take similar measures, our revenue and operations would be adversely affected.

     In addition to establishing the rates of reimbursement, CMS and the agencies that administer Medicare reimbursement require compliance with a detailed set of regulations and forms as a prerequisite to reimbursement. Failure, or alleged failure, to comply with these regulations can result in administrative action and civil action under “whistleblower” statutes. We were the subject of a whistleblower suit in 1999 that we settled with the United States Government by payment of $1,588,510. As part of this settlement, we also entered into a five-year corporate integrity agreement with the Office of the Inspector General. The corporate integrity agreement requires that, to the extent that we obtain Medicare reimbursement in the future, our operations will be subject to audit and close scrutiny by federal regulatory agencies.

Employees

     We had approximately 379 employees as of June 30, 2003. This includes 282 employees in the U.S., primarily in New Brighton and Tampa, and 97 employees in Europe, primarily in Switzerland, Italy, France, Spain and Germany.

     Our employees are not represented by any collective bargaining organization and we have never experienced a work stoppage. We believe that our relations with employees generally have been good.

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

     In late January 2001, we were served with documents in connection with a product liability case brought in the California Superior Court for Solano County. Although we had no record of the proceedings, the action had progressed to the entry of a default judgment on January 11, 2001. We appealed the default judgment to the California Court of Appeals in March 2001. On May 10, 2002, the appeals court overturned the default judgment holding that there was no valid complaint against us. The plaintiff in this case has indicated that they intend to submit an amended complaint, but unless and until they do, there is no pending suit in this matter.

     From time to time, we have also been a party to other claims, legal actions and complaints arising in the ordinary course of our business. We do not believe that the resolution of such matters has had or will have a material impact on our results of operations or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of our shareholders during the quarter ended June 30, 2003.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

     Our shares are traded on The Nasdaq Stock Market under the symbol “CMPX.” The table below sets forth the high and low closing sale prices of our common stock for the periods indicated, as quoted by Nasdaq:

	High	Low

Fiscal year ended June 30, 2002
First Quarter	$3.450	$2.270
Second Quarter	5.150	2.790
Third Quarter	5.450	4.250
Fourth Quarter	6.490	4.270

	High	Low

Fiscal year ended June 30, 2003
First Quarter	$4.650	$3.300
Second Quarter	4.100	3.151
Third Quarter	3.770	2.370
Fourth Quarter	4.950	2.700

     The last sale price reported by Nasdaq on September 16, 2003 was $7.40 per share. As of September 16, 2003, there were approximately 777 shareholders of record (not including beneficial holders) and we estimate there were approximately 3,276 beneficial holders.

     We have never declared or paid a cash dividend on our common stock. We presently intend to retain all earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data.

	For the Years Ended June 30,

	1999	2000	2001	2002	2003

Operating results -
Revenue	$41,795,373	$59,574,612	$62,957,415	$72,506,677	$75,459,916
Gross profit	29,847,069	41,337,561	43,245,085	48,972,916	52,881,653
Net income	2,859,834	2,202,777	3,319,989	4,942,010	4,961,555

Per common share -
Net income	$.27	$.21	$.31	$.44	$.45

Financial data/other -
Cash	$561,207	$2,227,352	$759,611	$2,086,650	$5,056,000
Working capital	21,547,312	21,495,832	22,391,874	25,777,799	26,578,403
Total assets	35,699,714	52,707,962	51,495,871	57,477,736	65,652,307
Shareholders’ equity	23,053,309	25,269,554	28,459,216	35,281,190	41,544,644
Long-term obligations	4,066,914	13,662,792	10,433,542	6,455,209	1,217,268

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     We discuss the factors that significantly affected our financial results and our financial condition in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For a more complete understanding of these factors, you should also review our consolidated balance sheets at June 30, 2002 and June 30, 2003, our consolidated statements of operations, statements of shareholders’ equity and statement of cash flows for the three years ended June 30, 2003, and the notes to those financial statements. These financial statements and the report of Ernst & Young LLP on our financial statements are included at Item 8 of this Form 10-K.

Critical Accounting Policies

     We prepare our financial statements in accordance with accounting principles generally accepted in the United States. Nevertheless, the preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. It is our policy to evaluate and update these estimates on an ongoing basis. The judgments and policies that we believe would have the most significant impact on the presentation of our financial position and results are as follows:

     Revenue Recognition and Provisions for Credit Allowances and Returns. In our business, we recognize revenue upon notification from a health care provider that equipment has been prescribed and provided to a patient and approved by the patient or his/her insurance provider or upon shipment for wholesale and consumer sales. Many providers reimburse at rates which differ from our invoice rate based on contracts, buying agreements or negotiated rate adjustments. In addition, patients sometimes return units after initial acceptance when they determine that their responsibilities for co-payments, deductibles or other charges are more than expected. We provide for these credit allowances and returns by recognizing only a portion of the invoiced amount and by recording such amount as part of the reserve for uncollectible accounts receivable. We estimate the amount of this provision for credit allowances and returns based on our historical experience with the various reimbursement entities, any recent notifications of changes in reimbursement rates and our historic rates of product returns. Possible changes in the number of units returned by patients or the rates of reimbursement could cause this provision for credit allowances and the reserve for uncollectible accounts to be inadequate.

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

     Carrying Value of Inventory. We maintain a large balance of electrical stimulation devices on consignment at clinics and other health care providers that are not under our control. In the course of our business, some of this product is lost. Although we have the right in most cases to seek reimbursement for the lost product from our sales representatives or the health care providers, in some instances we forego that right in order to maintain favorable relationships. We maintain a reserve for the amount of consignment inventory that may be lost based on our experience as developed through periodic field audits. We cannot be certain that future rates of product loss will be consistent with our historical experience and we could be required to increase the rate at which we provide for such lost inventory, thus adversely affecting our operating results.

     Carrying Value of Intangible Assets. We had a balance of intangible assets of approximately $11.5 million at June 30, 2003, most of which constituted goodwill and the value of acquired technology, from several acquisitions. We are required to charge-off the carrying value of identifiable intangibles, long-lived assets and related goodwill to the extent it may not be recoverable. We assess the impairment of identifiable intangibles, long-lived assets and related goodwill annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

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

Results of Operations

     The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:

	Year Ended June 30,

	2001	2002	2003

Net sales and rental revenue	100.0%	100.0%	100.0%

Cost of sales and rentals	31.3	32.5	29.9

Gross profit	68.7	67.5	70.1

Operating expenses
Selling, general and administrative	54.5	52.0	55.9
Research and development	3.0	2.9	2.8

Total operating expenses	57.5	54.9	58.7

Income from operations	11.2	12.6	11.4

Other expense, net	1.9	0.9	0.4

Income tax provision	4.0	4.9	4.4

Net income	5.3%	6.8%	6.6%

Comparison of Year Ended June 30, 2003 to Year Ended June 30, 2002

     Our revenue increased 4% from $72,507,000 in fiscal 2002 to $75,460,000 in fiscal 2003. Most of the increase resulted from our direct sales business in the United States, which posted revenue increases of 5% in fiscal 2003 compared to the same period in fiscal 2002. Our direct sales and rental business in the United States continues to expand, with all of the growth a result of increased volume of sales and rentals. Our wholesale business, which has been declining because of competition from inexpensive imports, was down slightly in fiscal 2003 as compared to fiscal 2002.

     Although our European operations, conducted primarily under our Compex SA subsidiary, also contributed to our revenue growth, that growth was entirely generated by a favorable impact by exchange rates and the strength of the Euro versus the Dollar, for the year ended June 30, 2003. Volumes decreased in Europe by approximately 4%, so an overall consolidated increase of 5% was due to the favorable exchange rate. Although operations in France, Spain and Switzerland recorded increases in revenue throughout the fiscal year, revenue from our Italian distributor, our largest market in Europe, as well as revenue from our Germany/Austria operations, declined. Subsequent to year-end, we acquired Filsport Assistance S.r.l., our Italian distributor. We believe this acquisition will allow us more control over operations in the Italian market, and allow us to institute measures that will take advantage of our brand name with more competitive pricing in this market.

     Our gross profit as a percentage of revenue increased from 67.5% in fiscal 2002 to 70.1% in fiscal 2003. This increase is largely due to higher sales levels of accessories and supplies domestically and to the effect of the currency rates on our European operations. Decreased sales of lower margin consumer product to our Italian distributor also contributed to our improved gross margin. Because our consumer products carry lower margins than our medical products, we expect our gross margin to decline as we expand our consumer business. We expect gross margin percentages to stabilize in the mid to upper 60% range during fiscal 2004.

     Our gains from revenue growth and improved gross margin during the period ended June 30, 2003 were offset by significantly higher selling, general and administrative expenses. These expenses increased 12% to $42,170,000 or 55.9% of revenue for fiscal 2003, compared to $37,695,000 or 52.0% of revenue during the same period in fiscal 2002. Several factors contributed to the increase in expense. We had significantly increased staffing in all departments at our European subsidiary during the second half of fiscal 2002 to accommodate anticipated growth. Although we reduced staffing in our European operations during January 2003 after growth in that market did not meet our expectations, the increased expenditures during the first half of fiscal 2003 combined with the currency translation effect from our European subsidiaries, resulted in substantially higher selling, general and administrative expense from our European operations. We will maintain the reduced level of staffing until our European revenue growth recovers. In the United States, we incurred higher selling general and administrative expense from an increased staff of direct employee sales representatives. This new employee sales staff did not immediately generate revenue proportionate to their salaries, but we believe they will generate proportionately more revenue after an initial start-up period. During the fourth quarter of fiscal 2003, we incurred additional selling and administrative expense at a facility in Phoenix, Arizona, which we assumed in connection with the acquisition of BMR Neurotech. This facility will be closed by the end of September 2003. Finally, we incurred increased marketing expense during the second half of fiscal 2003 related to the promotion of our new consumer business in the United States. Although we expect the other factors that have affected our selling, general and administrative expense to normalize during the 2004 fiscal year, we expect to make significant expenditures on marketing as we ramp up the advertising and promotional campaigns for our consumer products. These expenditures can be expected to significantly impact our profitability during the first half of the year ending June 30, 2004.

     Research and development expenses increased slightly to $2,123,000 in fiscal 2003 compared to $2,090,000 during the same period in fiscal 2002. This increase is primarily attributable to an increase of development expenses at Compex SA as compared to prior year. We anticipate that research and development expenses will continue to remain relatively constant as a percentage of revenue in future periods.

     Our interest expense decreased 36.5% to $429,000 in fiscal 2003 from $675,000 during the same period in fiscal 2002. This is primarily due to lower interest rates and overall lower borrowing levels under our credit facility. We incurred approximately $2,700,000 of additional borrowings in February 2003 to finance the acquisition of Slendertone inventory, and $3,300,000 of additional borrowings in May 2003 to finance the acquisition of BMR Neurotech. In July 2003, we also incurred additional borrowings of approximately $3.5 million to finance the acquisition of Filsport. Although we expect, absent additional acquisitions, to reduce borrowings during fiscal 2004, we expect that the higher level of borrowings will result in higher interest expense during the 2004 fiscal year.

     Our provision for income taxes was 40% and 42% of pre-tax income for fiscal 2003 and 2002, respectively. We believe that 40% is a reasonable estimate of the effective rate for fiscal 2003 based on our most recent estimates of tax liabilities in the U.S. and in the various European tax authorities for the entire fiscal year. This lower effective tax rate was generated after review of the tax rates in several of our European tax jurisdictions during the current fiscal year. Net income per share for the period would have been $.43 per share with the previous tax rate of 42%, versus the $.45 per share at the tax rate of 40%. We will continue to review the effective tax rate percentage as we finalize our European tax returns for 2002.

     As a result of the above activity, our net income increased to $4,962,000 in fiscal 2003 from $4,942,000 in fiscal 2002. Diluted earnings per share stayed the same at $.45 for both fiscal 2003 and 2002.

Comparison of Year Ended June 30, 2002 to Year Ended June 30, 2001

     Our revenue increased 15% from $62,957,000 in fiscal 2001 to $72,507,000 in fiscal 2002. The largest component of this increase was from our European operation, where revenue increased 42% in fiscal 2002 compared to fiscal 2001. Although the revenue increase in Europe resulted from volume increases in all markets, the most significant improvements occurred in Spain, where we were successful in introducing the product line in a major retail chain, and to a lesser extent in Germany. European revenue was also favorably impacted by improvements in the exchange ratio of the Euro versus the dollar. Revenue from our U.S. operations increased 5% in fiscal 2002 compared to the same period in fiscal 2001. Increases in revenue from direct rentals or sales to patients of 10% resulted primarily from increased sales of supplies, a portion of which was due to price increases. Those increases were offset by declines in sales to medical product dealers and distributors as many of them converted some of their purchases to lower priced, generally imported units.

     Our gross profit as a percentage of revenue declined slightly to 67.5% in fiscal 2002 compared to 68.7% of revenue for fiscal 2001. In general, sales of consumer products carry lower margins than sale of products for medical applications and our European operation had been increasing its sales to retail sports stores (at wholesale prices) and de-emphasizing direct to consumer sales (at retail prices). Accordingly, the decline in the gross margin percentage resulted from continued growth of Compex revenue from Europe as a percent of total revenue and further reductions in the gross margin percentage as a result of changes in product mix toward lower price sport and fitness products.

     Our selling, general and administrative expenses increased 10% to $37,695,000 in fiscal 2002 from $34,337,000 in fiscal 2001. As a percentage of revenue, those expenses declined to 52% in fiscal 2002 from 55% in fiscal 2001. The decline as a percentage of revenue in fiscal 2002 resulted primarily from European operations, where revenue increased faster than expenses as investments for infrastructure in newer markets made in 2001 began generating significant revenue in 2002. Part of the decline also resulted from a change in accounting principles relating to the amortization of intangibles. Amortization of goodwill was discontinued at the beginning of fiscal 2002 in accordance with FAS 141. Amortization of goodwill was $834,000 in fiscal 2001. The declines were offset by $563,000 of administrative expense incurred in connection with a severance package to our former chief executive officer. After adjusting for this expense and for the effect of discontinued amortization of goodwill our selling, general and administrative expense as a percentage of revenue was relatively constant from fiscal 2001 to fiscal 2002.

     Research and development expenses increased 11% to $2,090,000 in fiscal 2002 compared to $1,886,000 during the same period in fiscal 2001. This increase reflected the cost of new product development activities both in the U.S. and European operations. Our most significant project in the U.S. during fiscal 2002 was the new Promax TENS unit for which production started in October 2001. In Europe, four new products were introduced during fiscal 2002.

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

Liquidity and Capital Resources

     Our liquidity and capital resources during the year ended June 30, 2003 was significantly affected by two acquisitions.

•	During the second half of fiscal 2003, we acquired all of the United States product inventory and exclusive distribution rights in the United States of the Slendertone® product line of Bio-Medical Research Limited (“BMR”), a company formed under the laws of Ireland. Slendertone is an electro-muscular abdominal toning device and is the only “ab-belt” of which we are aware that may be marketed in the United States for toning applications. We acquired the United States inventory for approximately $2,700,000 million and financed the acquisition with borrowings under our credit line. This inventory purchase is reflected in the increase in our inventory balances and the borrowings are reflected in the increased level of borrowing under our credit facility.

•	In May 2003, we purchased substantially all of the assets of BMR Neurotech, Inc., the U.S. medical products division of Bio-Medical Research Limited (“BMR”). Assets purchased included accounts receivable, inventory and fixed assets. The purchase price was $3,300,000, of which $150,000 was considered as a hold back.

     For the fiscal year ended June 30, 2003, our operations provided cash of $5,140,141, due primarily to net income of $4,961,555 plus depreciation and amortization and to a $2,011,000 reduction in accounts receivable resulting from higher collections in both the United States and Europe. These sources of cash were offset somewhat by a $1,800,000 increase in inventory balances from the Slendertone inventory acquisition, and a $1,432,000 increase in accrued liabilities relating primarily to year-end timing differences.

     We used $3,970,000 of cash in investing activities during fiscal 2003, $3,150,000 of which was applied to the purchase of assets of BMR Neurotech, Inc. The balance was for net purchases of property and equipment, primarily clinical and rental equipment.

     Our financing activities provided $2,161,000 of cash during fiscal 2003, mainly from the borrowing of $4,500,000 under our credit line to finance the Slendertone inventory purchase and the BMR Neurotech asset acquisition; partially offset by the repayment of $2,522,000 of long-term debt under our credit facility. At June 30, 2003, a total of $9,597,000 remains outstanding under this facility. Our credit facility has a maturity date of June 30, 2004, and we expect that all or substantially all of the borrowings under this credit facility will be repaid prior to the maturity date. If any borrowings remain outstanding at maturity, we believe that the agreement could be extended, with similar terms, with the current financial institution or another facility could be put in place.

     On July 3, 2003, we borrowed an additional $3,451,000 through our Swiss subsidiary from a European bank to finance the acquisition of Filsport Assistance S.r.l. The advances under this credit facility bear interest based on their maturity, with the advances due June 30, 2004 bearing interest at 3.69% per annum, the advances due June 30, 2005 bearing interest at 4.09% per annum, and the advances due June 30, 2006 bearing interest at 4.40% per annum. The advances are secured by all of the equity interest held by Compex S.A. in Compex Italia S.r.l. and Filsport.

     We currently have a commitment to purchase additional Slendertone inventory in Europe of approximately $1.5 million. We will receive the inventory during the first half of fiscal 2004 and pay the amount under normal business terms. We plan to fund this with cash from operations. We expect, however, to invest in sales and marketing, and in inventory and infrastructure, over the next twelve months to introduce these products and the Compex SA sport products to the United States markets. We started this process in a single state and intend to invest more based on our experience in that market. We also have a contingent commitment to the previous owners of Filsport Assistance S.r.l. to pay an additional purchase price of approximately $1.0 million upon the attainment of a certain pre-determined financial performance measure. We may also apply cash to acquisitions during future periods.

     Although we believe that available cash and borrowings under our credit lines will be adequate to fund cash requirements for the current fiscal year and the foreseeable future, if we are not successful in generating revenue from our consumer product initiative as rapidly as we anticipate, we may be required to find other sources of financing or to reduce the rate of our expansion.

Contractual Obligations at June 30, 2003 consist of the following:

	Payments Due by Period

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Long Term Debt	$6,339,582	$5,168,340	$159,227	$177,422	$834,593
Capital Lease Obligations	251,478	215,236	36,242	—	—
Operating Leases	1,574,351	247,184	516,836	548,312	262,019
Unconditional Purchase Obligations	1,500,000	1,500,000	—	—	—

Total Contractual Cash Obligations	$9,665,411	$7,130,760	$712,305	$725,734	$1,096,612

Item 7a. Quantative and Qualitative Disclosures About Market Risk

     During the year ended June 30, 2003, our revenue originating outside the U.S. was 35.1% of total revenue, substantially all of which was denominated in the local functional currency. Currently, we do not employ currency hedging strategies to reduce the risks associated with the fluctuation of foreign currency exchange rates.

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

Item 8. Financial Statements.

Financial Statement Index

Report of Independent Auditors

To the Board of Directors and
Stockholders of Compex Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Compex Technologies, Inc. as of June 30, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compex Technologies, Inc. at June 30, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
August 15, 2003

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30

	2002	2003

ASSETS
Current Assets:
Cash and cash equivalents	$2,086,650	$5,056,007
Receivables, less reserves of $12,891,864 and $15,200,590	23,629,117	24,955,130
Inventories -
Raw materials	2,368,203	1,393,470
Work in process	80,265	33,670
Finished goods	6,522,790	10,301,198
Deferred tax assets	4,655,631	4,675,394
Prepaid expenses	1,641,378	2,378,044

Total current assets	40,984,034	48,792,913

Property, plant and equipment, net	4,679,778	4,536,804
Goodwill	9,833,090	10,583,287
Other intangible assets, net	1,150,652	883,634
Deferred tax assets	702,567	750,926
Other assets	127,615	104,743

	$57,477,736	$65,652,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$2,520,775	$5,363,850
Note payable	—	4,500,000
Accounts payable	3,312,767	4,028,608
Accrued liabilities -
Payroll	607,409	692,710
Commissions	437,530	427,326
Income taxes	2,670,766	2,725,341
Other	5,656,988	4,476,675

Total current liabilities	15,206,235	22,214,510

Long-Term Liabilities:
Long term-debt	6,455,209	1,217,268
Deferred tax liabilities	535,102	675,885

Total liabilities	22,196,546	24,107,663

Stockholders’ Equity:
Common stock, $.10 par value: 30,000,000 shares authorized; issued and outstanding 10,922,618 and 10,948,469 shares, respectively	1,092,262	1,094,847
Preferred stock, no par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	21,564,096	21,650,978
Unearned compensation on restricted stock	(77,813)	—
Accumulated other non-owner changes in equity	735,564	1,870,183
Retained earnings	11,967,081	16,928,636

Total stockholders’ equity	35,281,190	41,544,644

	$57,477,736	$65,652,307

The accompanying notes are an integral part of these financial statements.

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30

	2001	2002	2003

Net sales and rental revenue	$62,957,415	$72,506,677	$75,459,916

Cost of sales and rentals	19,712,330	23,533,761	22,578,263

Gross profit	43,245,085	48,972,916	52,881,653

Operating expenses:
Selling, general and administrative	34,337,362	37,694,707	42,170,026
Research and development	1,885,711	2,090,110	2,122,659

Total operating expenses	36,223,073	39,784,817	44,292,685

Income from operations	7,022,012	9,188,099	8,588,968

Other income (expense):
Interest expense	(1,276,623)	(674,737)	(428,467)
Other	78,600	6,648	109,054

Income before income taxes	5,823,989	8,520,010	8,269,555

Income tax provision	2,504,000	3,578,000	3,308,000

Net income	$3,319,989	$4,942,010	$4,961,555

Net income per common and common equivalent share
Basic	$.31	$.45	$.45

Diluted	$.31	$.44	$.45

Weighted average number of shares outstanding
Basic	10,638,422	10,867,744	10,951,808

Diluted	10,692,866	11,115,322	11,068,860

The accompanying notes are an integral part of these financial statements.

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30

				Note	Unearned	Accumulated
	Common Stock			Receivable	Compensation	Other Non-Owner		Total
			Additional	From Officer /	on Restricted	Changes in	Retained	Stockholders’
	Shares	Amount	Paid-In Capital	Stockholder	Stock	Equity	Earnings	Equity

Balance, June 30, 2000	10,558,710	$1,055,871	$20,873,737	$(210,417)	$—	$(154,719)	$3,705,082	$25,269,554
Net income	—	—	—	—	—	—	3,319,989	3,319,989
Translation adjustments	—	—	—	—	—	(534,740)	—	(534,740)
Total comprehensive income	—	—	—	—	—	—	—	2,785,249
Exercise of stock options and related tax benefits	8,158	816	20,185	—	—	—	—	21,001
Common stock issued through Employee Stock Purchase Plan	45,192	4,519	94,456	—	—	—	—	98,975
Issuance of restricted stock	180,000	18,000	432,000	—	(450,000)	—	—	—
Amortization of unearned compensation	—	—	—	—	263,437	—	—	263,437
Payments on note receivable	—	—	—	21,000	—	—	—	21,000

Balance, June 30, 2001	10,792,060	1,079,206	21,420,378	(189,417)	(186,563)	(689,459)	7,025,071	28,459,216
Net income	—	—	—	—	—	—	4,942,010	4,942,010
Translation adjustments	—	—	—	—	—	1,425,023	—	1,425,024
Total comprehensive income	—	—	—	—	—	—	—	6,367,033
Exercise of stock options and related tax benefits	133,373	13,337	291,009	—	—	—	—	304,346
Common stock issued through Employee Stock Purchase Plan	45,896	4,590	107,256	—	—	—	—	111,846
Amortization of unearned compensation	—	—	—	—	108,750	—	—	108,750
Stock surrendered in payment of note receivable and other advances	(48,711)	(4,871)	(254,547)	189,417	—	—	—	(70,001)

Balance, June 30, 2002	10,922,618	1,092,262	21,564,096	—	(77,813)	735,564	11,967,081	35,281,190
Net income	—	—	—	—	—	—	4,961,555	4,961,555
Translation adjustments	—	—	—	—	—	1,134,619	—	1,134,619
Total comprehensive income	—	—	—	—	—	—	—	6,096,174
Common stock issued through Employee Stock Purchase Plan	5,125	512	20,397	—	—	—	—	20,909
Exercise of stock options and related tax benefits	58,226	5,823	156,485	—	—	—	—	162,308
Amortization of unearned compensation	—	—	—	—	(15,937)	—	—	(15,937)
Cancelled restricted stock	(37,500)	(3,750)	(90,000)	—	93,750	—	—	—

Balance, June 30, 2003	10,948,469	$1,094,847	$21,650,978	$—	$—	$1,870,183	$16,928,636	$41,544,644

The accompanying notes are an integral part of these financial statements.

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED JUNE 30

	2001	2002	2003

Operating Activities:
Net income	$3,319,989	$4,942,010	$4,961,555
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,300,466	1,654,202	1,617,006
Amortization of unearned compensation	263,437	108,750	(15,937)
Change in deferred taxes	(1,065,066)	(644,360)	80,111
Changes in current assets and liabilities
Receivables	(11,359)	(4,078,898)	2,011,498
Inventories	(372,426)	156,731	(1,799,677)
Prepaid expenses	43,810	826,152	(601,051)
Accounts payable	(569,991)	(1,246,490)	394,799
Accrued liabilities	255,330	3,155,714	(1,578,475)

Net cash provided by operating activities	4,164,190	4,873,811	5,069,829

Investing Activities:
Purchase of property and equipment	(716,654)	(837,255)	(1,163,893)
Cash paid in asset acquisitions	(200,000)	—	(3,150,000)
Sale of fixed assets	—	1,500	350,027
Change in other assets, net	(80,703)	16,979	(6,036)

Net cash used in investing activities	(997,357)	(818,776)	(3,969,902)

Financing Activities:
Principal payments on long-term obligations	(2,948,545)	(3,887,731)	(2,521,736)
Proceeds from (payments on) line of credit, net	(1,200,000)	—	4,500,000
Proceeds from exercise of stock options	21,001	304,346	162,308
Proceeds from employee stock purchase plan	98,975	111,845	20,909

Net cash provided by (used in) financing activities	(4,028,569)	(3,471,540)	2,161,481
Effect of exchange rates on cash and cash equivalents	(606,005)	743,544	(292,051)

Net increase (decrease) in cash and cash equivalents	(1,467,741)	1,327,039	2,969,357

Cash and Cash Equivalents at Beginning of Year	2,227,352	759,611	2,086,650

Cash and Cash Equivalents at End of Year	$759,611	$2,086,650	$5,056,007

Non-cash transaction
Purchase of equipment through capital lease obligation	—	—	$126,870
Repayment of shareholder notes receivable with existing stock	—	$259,417	—

Supplemental Cash Flow Information:
Interest paid	$1,276,610	$674,432	$418,121

Income taxes paid	$3,383,228	$3,408,220	$2,451,062

The accompanying notes are an integral part of these financial statements.

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:

Revenue Recognition

     Compex Technologies, Inc. (the “Company”) generates revenue in the United States from sales of its products to medical equipment dealers and from rental or sales directly to patients and health care providers and recently from sales of consumer products to distributors or directly to consumers. In Europe and other international markets, revenue is generated from sales to health care providers, sport shops and direct sales to consumers. Revenue is recognized at the time of shipment to dealers, health care providers and sport shops or upon notification from a health care provider that equipment has been prescribed and provided to a patient and approval by the patient or his/her insurance provider. All revenue is recognized net of estimated sales allowances and returns.

Principles of Consolidation

     The consolidated financial statements include the accounts of Compex Technologies, Inc. and its subsidiaries. All significant inter-company transactions and accounts have been eliminated.

Provision for Uncollectible Accounts

     Revenue from rental and sale of products directly to patients and health care providers accounted for approximately 61 percent of total revenue in fiscal 2003, 61 percent in fiscal 2002 and 64 percent in 2001. A significant portion of the related receivables are from insurance companies or other third-party reimbursing agents. The nature of these receivables within this industry has typically resulted in long collection cycles. The Company establishes a reserve for uncollectible accounts based upon various factors, including credit risk, historical trends, patient responsibility and other information. Such reserves have gradually increased as third-party payors have delayed payments and restricted amounts to be reimbursed for products and services provided by the Company.

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

Inventories

     Inventories are valued at the lower of cost (first-in, first-out basis) or market. Finished goods include products held on consignment by health care providers or other third parties for rental or sale to patients.

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

Goodwill and Intangibles

     The Company adopted the new rules on accounting for goodwill and other intangible assets effective July 1, 2001. Amounts previously recorded as separately identifiable intangibles for acquired work force and customer list have been subsumed to goodwill in accordance with FAS 141, increasing goodwill by $1.6 million as of the date of adoption. Effective with the adoption of FAS 142, goodwill is no longer amortized but is instead subject to an annual impairment test. The transitional and annual impairment tests conducted in accordance with FAS 142 resulted in no required provision for impairment.

     Goodwill and other intangible assets resulting from acquisitions of business and the formation of the Company consist of the following:

	June 30, 2002	June 30, 2003

Goodwill	$11,504,520	$12,254,717
Less accumulated amortization	1,671,430	1,671,430

Net goodwill	9,833,090	10,583,287

Other intangible assets:	1,783,686	1,783,686
Less accumulated amortization	633,034	900,052

Net other intangible assets	1,150,652	883,634

Total intangible assets, net	$10,983,742	$11,466,921

     The following table presents the results of the Company as if goodwill had not been amortized during any of the periods presented:

	Twelve Months Ended June 30

	2001	2002	2003

Reported net income	$3,319,989	$4,942,010	$4,961,555
Add back goodwill amortization, net of tax provision	475,611	—	—

Adjusted net income	$3,795,600	$4,942,010	$4,961,555

Diluted net income per share:
Reported net income per share	$.31	$.44	$.45
Goodwill amortization	.05	—	—

Adjusted net income per share	$.36	$.44	$.45

Research and Development

          Research and development costs are expensed when incurred.

Stock-Based Compensation

          At June 30, 2003, the Company has various stock-based employee compensation plans which are described more fully in Note 7. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (Statement No. 123), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 but applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock plans. Under APB 25, when the exercise price of an employee stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

          Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		2001	2002	2003

Net Income	As reported	$3,319,989	$4,942,010	$4,961,555
	Pro forma option expense, net of tax	(105,445)	(318,216)	(551,524)
	Pro forma	$3,214,544	$4,623,794	$4,410,031

Basic earnings per share	As reported	$.31	$.45	$.45
	Pro forma	.30	.43	.40

Diluted earnings per share	As reported	.31	.44	.45
	Pro forma	.30	.42	.40

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001: dividend yield of 0%; expected volatility of 57.6%, 57.6% and 61.6%; risk-free interest rate of 2.94%, 4.82% and 5.45%; and expected lives of 6 years.

          The weighted-average fair value per option at the date of grant for options granted in 2003, 2002 and 2001 was $2.04, $2.25 and $1.68, respectively.

          The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not necessarily provide a reliable single measure of the fair value of our employee stock options.

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

New Accounting Pronouncements

          In December 2002, the FASB issued Statement 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the Statement amends the previous disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensations and the effect of the method of accounting for stock-based employees compensation and the effect of the method used on reported financial results and requires these disclosures in interim financial information. We continue to account for stock-based employee compensation under APB Opinion 25 but have adopted the new disclosure requirements of Statement 148.

Selected Financial Statement Data

	As of June 30

	2002	2003

Property, plant and equipment -
Land	$150,000	$150,000
Buildings	1,683,614	1,683,614
Clinical and rental equipment	1,598,064	1,227,021
Production equipment	3,253,952	3,693,298
Office furniture and equipment	7,599,521	8,903,069

	14,285,151	15,657,002
Less accumulated depreciation	(9,605,373)	(11,120,198)

Net property, plant and equipment	$4,679,778	$4,536,804

          Included in the Company’s consolidated balance sheet at June 30, 2003 are net property, plant and equipment of the Company’s foreign operations, which are located in Europe and which total $1,112,452.

2.     Acquisition of the Assets of BMR Neurotech, Inc.:

          On May 15, 2003, the Company acquired certain assets of BMR Neurotech, Inc., for total consideration of approximately $3.3 million. The acquisition was financed using the existing credit line. The acquisition was accounted for using the purchase method of accounting with the purchase price allocated to the fair value of the net assets acquired, which included accounts receivable, inventory and fixed assets. The excess of the purchase price over the fair value of the underlying assets acquired of $700,000 has been allocated to goodwill and thus is not amortizable. Pro forma information related to this acquisition is not included as the impact is not deemed to be material.

3.     Subsequent Events:

Business Acquisition

          On July 3, 2003, the Company acquired substantially all the assets of Filsport Assistance S.r.l., an independent distributor of the Compex® brand of consumer products in Italy. The transaction involved an exchange of approximately $4.9 million in cash for stock and provided for additional contingent consideration if certain performance is achieved following the transaction. The acquisition was financed through a newly-established credit facility and with existing funds. Prior to the acquisition, Filsport operated under an exclusive distribution arrangement and accounted for 28% of Compex SA total sales (10% of consolidated sales) in fiscal 2003. The Company is in the process of completing the purchase accounting for this transaction.

          Pro forma operating results as if Filsport had been acquired at the beginning of fiscal 2003 are as follows (unaudited):

2003

Net sales	$81,343,139
Income before taxes	8,698,815
Net income	5,180,533
Earnings per share
Basic	.47
Diluted	.47

4.     Notes Payable and Long-Term Debt:

          The Company has a $20,000,000 credit facility, which provides for both term and revolving borrowings at varying rates based either on the bank’s prime rate or LIBOR. Borrowings under the facility are secured by substantially all assets of the Company other than those pledged as collateral on existing lease or mortgage obligations. The initial term loan of $15,000,000 was used to fund an acquisition and repay the balance of a mortgage note and a revolving loan provided under a credit facility with another bank. Borrowings under the term loan were $5,097,000 at June 30, 2003.

          The interest rate on the term loan was 3.438% at June 30, 2003. There were borrowings under the Company’s revolving line of credit of $4,500,000 as of June 30, 2003. There were no borrowings under the Company’s revolving line of credit as of June 30, 2002. The revolving line of credit expires on June 30, 2004.

          Selected data on the Company’s borrowings under its revolving line of credit is shown below:

	2002	2003

Average balance outstanding	$317,000	$1,179,000
Maximum balance outstanding	2,400,000	4,950,000
Weighted average interest rate	4.32%	4.34%

5.     Long-Term Debt:

Long-term obligations at June 30 consisted of the following:

	2002	2003

Term loan, principal payments due on a quarterly basis and interest due in monthly installments through June 2004; interest at the back reference rate or LIBOR plus a margin (3.438% at June 30, 2003); collateralized by substantially all assets of the Company other than those pledged as collateral on existing lease or mortgage obligations.	$7,297,000	$5,097,000

Mortgage note payable, principle and interest due in monthly installments through May 2015; interest at 7.37%; collateralized by the Company’s land and building.	620,902	590,640

Mortgage note payable, principal and interest due in monthly installments through May 2005 and a balloon payment at that date; interest at 9.56%; collateralized by the Company’s land and building.	635,394	609,231
Capital lease obligations	373,313	241,535
Other	49,375	42,712

	8,975,984	6,581,118
Less current maturities	(2,512,446)	(5,363,850)

	$6,463,538	$1,217,268

          Under terms of the various loan agreements, the Company must meet certain financial covenants, including maintaining certain levels of stockholders’ equity and meeting or exceeding certain financial ratios. As of June 30, 2003, the Company was in compliance with all such covenants.

          Future maturities due in each fiscal year with respect to long-term debt, excluding obligations under capital leases, are as follows:

2004	$5,168,340
2005	76,697
2006	82,530
2007	88,883
2008	88,539
Thereafter	834,594

$6,339,583

Leases

          The Company has commitments under various operating and capital leases which bear interest at rates ranging from 5.90% to 13.58% and are payable in monthly installments through various dates. Future minimum lease payments under non-cancelable operating and capital leases are as follows:

	Capital	Operating
	Leases	Leases

2004	$215,236	$247,184
2005	36,242	254,599
2006	—	262,237
2007	—	270,104
2008	—	278,208
Thereafter	—	262,019

Total future minimum lease payments	251,478	$1,574,351

Less amount representing interest	(9,943)

Present value of net minimum lease payments	241,535
Less current portion	205,505

Long-term capital lease obligation	$36,030

          Rent expense under operating leases for fiscal 2003, 2002 and 2001 was $433,529, $332,307 and $431,226, respectively.

6.     Income Taxes:

          Deferred income taxes represent the tax effects of timing differences in the recognition of revenue and expenses for financial reporting and income tax purposes. Federal tax credits are recorded as a reduction of income tax expense in the year the credits are utilized.

          The following summarizes the components of income before taxes:

	2001	2002	2003

Domestic	$4,582,941	$5,698,384	$6,602,158
Foreign	1,241,048	2,821,626	1,667,397

	$5,823,989	$8,520,010	$8,269,555

          The following summarizes the components of the provision for taxes:

	2001	2002	2003

Currently payable -
Federal	$2,647,161	$2,724,140	$2,293,758
State	751,853	398,797	345,061
Foreign	292,434	1,099,433	596,510
Deferred	(1,187,448)	(644,360)	72,671

	$2,504,000	$3,578,000	$3,308,000

          A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	2001	2002	2003

Statutory rate	$1,980,156	$2,982,004	$2,894,344
State taxes	332,421	316,258	347,688
Nondeductible amortization of intangibles	331,304	85,537	85,537
Foreign	(129,608)	131,835	80,507
Other	(10,273)	62,366	(100,076)

	$2,504,000	$3,578,000	$3,308,000

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax liabilities and assets as of June 30, 2003 and 2002 are as follows:

	2002	2003

Deferred tax assets -
Reserve for uncollectible accounts	$4,078,117	$4,003,904
Accruals and other reserves	328,126	193,790
Depreciation	62,006	(2,513)
Inventory	310,180	507,700
Other	44,667	47,554

	$4,823,096	$4,750,435

          Realization of the future tax benefits related to the net deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income. Management believes that, at a minimum, it is more likely than not that future taxable income will be sufficient to realize the recorded asset.

7.     Stockholders’ Equity:

Stock Options

          The Company has 925,000 shares of its common stock reserved under its 1988 Restated Stock Option Plan and 900,000 shares reserved under its 1998 Stock Incentive Plan for issuance to key employees, consultants, or other persons providing valuable services to the Company. Options are granted at prices not less than the fair market value on the date of grant and are exercisable in cumulative installments over a term of five years. They expire seven to ten years after grant.

          The following table summarizes information with respect to such plans as of June 30, 2003:

	Weighted Average
	Exercise Price	Number of Shares

Balance outstanding at June 30, 2000	$3.10	720,692
Granted	2.53	175,000
Exercised	2.57	(8,158)
Canceled	3.38	(119,508)

Balance outstanding at June 30, 2001	$2.93	768,026
Granted	3.28	400,000
Exercised	2.90	(168,125)
Canceled	2.93	(197,829)

Balance outstanding at June 30, 2002	$3.11	802,073
Granted	3.63	1,247,000
Exercised	2.82	(80,000)
Canceled	3.28	(189,073)

Balance outstanding at June 30, 2003	3.46	1,780,000

Exercisable at June 30, 2003	3.21	448,625

Available for grant at June 30, 2003		230,382

		Stock Options Outstanding		Stock Options Exercisable

			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of		Remaining	Price		Price
Exercise Price	Shares	Contractual Life	Per Share	Shares	Per Share

$2.19 to $2.25	59,250	2.7 Years	$2.23	53,000	$2.23
$2.39 to $3.06	256,250	3.7 Years	2.63	148,750	2.78
$3.30 to $3.85	1,304,500	5.9 Years	3.59	236,875	3.61
$3.87 to $5.45	160,000	7.5 Years	3.97	10,000	5.45

	1,780,000			448,625

Stock Purchase Plan

          The Company has reserved 200,000 authorized shares of its common stock for issuance under its Employee Stock Purchase Plan. All full-time employees are eligible to participate in the plan by having amounts deducted from their earnings.

Restricted Stock Grants

          On July 19, 2000, the Company issued 180,000 shares of restricted stock grants to certain key employees. The restricted shares were issued at $2.50 per share, which was the fair market value of the Company’s stock on the date of grant. The effect of the restricted stock grant is to increase the issued and outstanding shares of the Company’s common stock. Deferred compensation was recorded for the restricted stock grants on the date of grant and was amortized over the restricted stock vesting period. Restricted stock awarded may not be voluntarily or involuntarily sold, assigned, transferred, pledged or encumbered during the restricted period. Of the restricted shares, 25% vested immediately, and the remaining shares vested 25% per year over a four-year period. During the years ended June 30, 2003 and 2002, the Company recognized $(15,937) and $108,750, respectively, in selling, general and administrative expense associated with the restricted stock grant. During fiscal 2003, 37,500 shares of restricted stock were cancelled causing a reversal of $93,750 of previously recorded expense in the current year. At June 30, 2003, all of the restricted shares were either fully amortized and issued or they were cancelled.

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

          The Company is periodically named as a party to other claims, legal actions and complaints arising in the ordinary course of business. In the opinion of management, the resolution of any matters currently in process will not have a material impact on the financial position or results of operations of the Company.

Commitments

          We currently have a commitment to purchase additional Slendertone inventory in Europe of approximately $1.3 million. We will receive the inventory during the first half of fiscal 2004 and pay the amount under normal business terms. We plan to fund this with cash from operations. We expect, however, to invest in sales and marketing, and in inventory and infrastructure, over the next twelve months to introduce these products and the Compex SA sport products to the United States markets.

     401(k) Plan

          The Company has a 401(k) plan in which substantially all employees are eligible to participate. Participants may contribute from 1% to 20% of eligible earnings to the plan. Company contributions are 50% of the first 6% contributed by the employee. In addition, the Company may make additional discretionary contributions to the plan as determined annually. The Company contributed $212,581, $204,024 and $193,617 to the plan for the years ended June 30, 2003, 2002 and 2001, respectively.

9.     Segment Information:

          Compex Technologies and its consolidated subsidiaries operate in one reportable segment, the manufacture and distribution of electromedical pain management, rehabilitation and sports training products. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. Net revenue from United States and foreign sources (primarily Europe) was as follows:

	Year ended June 30

	2001	2002	2003

U.S. revenue	$44,435,030	$46,640,968	$48,947,023
Foreign revenue	18,522,385	25,865,709	26,512,893

Total	$62,957,415	$72,506,677	$75,459,916

Net revenue by product line was as follows:

	Year ended June 30

	2001	2002	2003

Rehabilitation products	$12,212,754	$14,639,997	$15,085,264
Pain management products	13,697,753	14,440,064	15,431,708
Consumer products	13,730,746	19,273,748	19,364,142
Accessories and supplies	23,316,162	24,152,868	25,578,802

Total	$62,957,415	$72,506,677	$75,459,916

          During fiscal 2003 and 2002, one customer accounted for approximately 10% and 14%, respectively, of consolidated revenue. This customer represented approximately 6% of total accounts receivable at June 30, 2003.

10.     Quarterly Data (Unaudited):

	For the Year Ended June 30, 2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenue	$16,498,504	$17,831,717	$18,074,316	$20,102,140	$72,506,677
Gross profit	11,205,681	11,685,831	12,288,348	13,793,056	48,972,916
Net income	1,191,023	1,391,964	1,028,731	1,330,292	4,942,010
Net income per common share -
Basic	.11	.13	.09	.12	.45
Diluted	.11	.12	.09	.12	.44

Certain quarterly items have been reclassified to conform with the current year presentation.

	For the Year Ended June 30, 2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Revenue	$17,737,740	$18,735,080	$19,143,348	$19,843,748	$75,459,916
Gross profit	12,290,313	12,957,825	13,437,688	14,195,827	52,881,653
Net income	987,007	942,252	1,355,442	1,676,854	4,961,555
Net income per common share -
Basic	.09	.09	.12	.15	.45
Diluted	.09	.08	.12	.15	.45

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

Item 9a. Controls and Procedures.

          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in the reports we file or submit under the Exchange Act.

          During the quarter ended June 30, 2003, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

          The information contained under the headings “Proposal I: Election of Directors,” “Executive Officers Who Are Not Directors” and “Security Ownership of Certain Beneficial Owners and Management-Compliance with section 16(a) of the Securities Exchange Act of 1934” of our definitive proxy statement for our annual meeting of shareholders to be held November 6, 2003 (hereafter the “Proxy Statement”), is incorporated herein by reference.

Item 11. Executive Compensation.

          The information under the heading “Executive Compensation” of the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The information under the heading “Security Ownership of Certain Beneficial Owners and Management “ and under the heading “Amendment of 1998 Stock Incentive Plan — Options Outstanding” of the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

               The information contained under the heading “Certain Transactions” of the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

               The information contained under the heading “Relationship with Independent Accountants” of the Proxy Statement is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  1. Financial Statements

               The consolidated financial statements required by this item are listed in the Index to Consolidated Financial Statements set forth in Item 8 of this Form 10-K.

          2. Financial Statement Schedules

               Schedule II – Valuation and Qualifying Accounts. Such schedule should be read in conjunction with the consolidated financial statements. All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the financial statements or the notes thereto.

     3.     Exhibits

Number	Description

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended June 30, 2002 filed September 30, 2003 (File Number 0-9407))

3.2	Articles of Merger changing the name of the Registrant to Compex Technologies, Inc. (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 filed March 14, 2003 (File No. 333-103817))

3.3	Restated Bylaws of Compex Technologies, Inc., as amended (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003 (File Number 0-9407))

4.1	1988 Restated Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended June 30, 2002 filed September 30, 2003 (File Number 0-9407))

4.2	1993 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8 filed March 14, 2003 (File No. 333-103817))

4.3	Compex Technologies, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Appendix E to the final prospectus included in Amendment No. 1 to the our Registration Statement on Form S-4 filed February 2, 1998 (file no. 333-44139))

4.4	Rights Agreement dated as of February 17, 2003 between Compex Technologies, Inc. and Registrar and Transfer Company (incorporated by reference to our Form 8-A filed February 18, 2003 (File Number 0-9407))

10.1	Construction Loan Agreement dated October 20, 1994 between Rehabilicare Inc. and Wells Fargo Bank Minnesota, N.A., together with related Real Estate Note; Security Agreement; and Mortgage Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents (Incorporated by reference to our Form 10-Q for the quarter ended September 30, 1994 (File Number 0-9407))

10.2	U.S. Small Business Administration Certified Development Company Program “504” Note dated March 3, 1995 for $786,000 payable by the Company to Twin Cities-Metro Development Company, together with related Loan Agreement, Mortgage and Assignment of Mortgage to SBA (Incorporated by reference to our Form 10-KSB for the year ended June 30, 1995 (File Number 0-9407))

+10.3	Form of Severance Pay Agreement (Incorporated by reference to our Form 10-KSB for the year ended June 30, 1997 (File Number 0-9407))

+10.4	Separation Agreement dated March 31, 2002 between Rehabilicare Inc. and David B. Kaysen (Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2002 (File No. 0-9407))

10.5	Credit Agreement dated July 14, 1999 between Rehabilicare Inc. and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K filed August 2, 1999 (File No. 0-9407))

10.6	Security Agreement dated July 14, 1999 between Rehabilicare Inc. and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K filed August 2, 1999 (File No. 0-9407)

Number	Description

10.7	Stock Pledge Agreement dated July 19, 1999 between Rehabilicare Inc. and U.S. Bank National Association covering all shares of capital stock in Compex SA owned by Rehabilicare Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed August 2, 1999 (File No. 0-9407))

10.8	Amendment No. 2 dated as of June 30, 2002 to Credit Agreement dated July 14, 1999 between Rehabilicare Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended June 30, 2002 filed September 30, 2003 (File Number 0-9407))

*10.9	Amendment No. 3 dated as of June 30, 2003 Credit Agreement dated July 14, 1999 between Rehabilicare Inc. and U.S. Bank National Association

+10.10	Employment Agreement dated as of August 12, 2002 between Rehabilicare Inc. and Dan Gladney (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended June 30, 2002 filed September 30, 2003)

*+10.11	Employment Agreement Amendment dated February 5, 2003 between Compex Technologies, Inc. and Dan Gladney

*+10.12	Non-Incentive Option Agreement dated August 12, 2003 between Compex Technologies, Inc. and Dan Gladney

*+10.13	Non-Incentive Option Agreement (with acceleration) dated August 12, 2003 between Compex Technologies, Inc. and Dan Gladney

*+10.14	Employment Agreement dated as of December 2, 2002 between Rehabilicare Inc. and Scott Youngstrom

*+10.15	Employment Agreement dated as of November 25, 2002 between Rehabilicare Inc. and Marshall Masko

*+10.16	Employment Agreement dated as of September 1, 2003 between Rehabilicare Inc. and G. Michael Goodpaster

*+10.17	Form of Incentive Option Agreement granted to Scott Youngstrom, Marshall Masko and G. Michael Goodpaster.

21	Subsidiaries (Incorporated by reference to Exhibit 21 to Rehabilicare’s Annual Report on Form 10-K for the year ended June 30, 2001 (File No. 0-9407))

* 23.1	Consent of Independent Auditors – Ernst & Young LLP

*31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished but not filed)

+	Management compensatory plan or agreement
*	Filed with this Form 10-K

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

COMPEX TECHNOLOGIES, INC.

Dated: September 26, 2003	By:	/s/ Dan W. Gladney

Dan W. Gladney
President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Dan W. Gladney	President, Chief Executive Officer	September 26, 2003

Dan W. Gladney

Vice President of Finance
(Principal Financial and
/s/ Scott P. Youngstrom	Accounting Officer)	September 26, 2003

Scott P. Youngstrom

/s/ John H.P. Maley	Chairman and Director	September 26, 2003

John H.P. Maley

/s/ Frederick H. Ayers	Director	September 26, 2003

Frederick H. Ayers

/s/ Richard E. Jahnke	Director	September 26, 2003

Richard E. Jahnke

/s/ William R. Floyd	Director	September 26, 2003

William R. Floyd

/s/ Richard J. Nigon	Director	September 26, 2003

Richard J. Nigon

Schedule II – Valuation and Qualifying Accounts

Accounts Receivable
Reserve

			Deductions

			Charged to
	Balance at		allowance for	Charged to
	beginning of		doubtful	credit	Balance at
Description	period	Additions	accounts	reserve	end of period

Account Receivable Reserve
June 30, 2003	$12,891,864	$17,992,096	$3,826,318	$11,857,052	$15,200,590
June 30, 2002	11,141,407	13,952,724	2,973,695	9,228,571	12,891,864
June 30, 2001	9,192,271	13,034,902	3,211,985	7,873,781	11,141,407

Inventory Reserve

			Deductions

	Balance at		Charged to	Charged to
	beginning of		inventory	other	Balance at
Description	period	Additions	reserve	accounts	end of period

Inventory Reserve
June 30, 2003	$515,013	$835,562	$512,162	—	$838,413
June 30, 2002	596,306	824,442	905,735	—	515,013
June 30, 2001	707,553	379,107	490,354	—	596,306