Form 10-Q
period 2003-09-30
COMPEX TECHNOLOGIES INC
filed 2003-11-14
CIK 64578

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period Ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-9407

COMPEX TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0985318 (I.R.S. Employer Identification No.)

1811 Old Highway 8
New Brighton, Minnesota 55112
(Address of principal executive offices)

(651) 631-0590
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (Yes X  No   )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) (Yes     No X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 4, 2003 was:

Common Stock, $.10 par value	11,102,925 Shares

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

•	Like many medical device companies that rely on third party reimbursement entities for payment, we have a large balance of uncollected accounts receivable. We also have a reserve for the portion of those receivables that we estimate will not be collected based on our historical experience. The uncollectible portion of receivables includes both sales allowances for contracted or negotiated selling prices and rental rates and bad debts. If we cannot collect an amount of receivables that is consistent with historical collection rates, we might be required to increase our reserve and charge off the portion of receivables we cannot collect. This additional “provision” for uncollectible accounts could significantly impact our operating results.

•	In the United States, our products are subject to reimbursement by private and public healthcare reimbursement entities that generally impose limits on reimbursement and strict rules on applications for reimbursement. Changes in the rates, eligibility or requirements for reimbursement, or failure to comply with reimbursement requirements, could cause a reduction in our income from operations.

•	We maintain significant amounts of finished goods inventory on consignment at clinics for distribution to patients. We may not be able to completely control losses of this inventory and, if inventory losses are not consistent with historical experience, we might be required to write off a portion of the carrying value of inventory.

•	The clinical effectiveness of our electrotherapy products has periodically been challenged and the effectiveness of electrotherapy products such as those offered by Compex SA for fitness and health applications has sometimes been questioned. Publicity about the effectiveness of electrotherapy for pain relief or other clinical applications and continued questions about the effectiveness of electrotherapy for conditioning could negatively impact revenue and income from operations.

•	We operate in both the medical and consumer fitness markets, both of which are subject to a significant amount of regulation that affects the way we can advertise our products, sell our products, bill customers for our products and collect payment for our products.

•	The products we sell in our United States medical products business may only be sold on physician prescription and, for most of those products where there is a government sponsored payer, only if we receive detailed documentation from the physician indicating the medical necessity of the product together with forms which we must submit to the paying agency. In most cases, the reimbursement agency, including Medicare, requires strict adherence to the requirements of the form and the failure to properly obtain and maintain the documentation can result in significant fines, penalties, and civil litigation. For example, we were subject to a Medicare whistleblower suit that we settled in 2000 for approximately $1.6 million. Although we believe we have implemented a compliance program designed to detect errors in complying with these regulations, if our program fails, our operations and results could be adversely affected.

•	The manufacture of medical products, and the labeling of those products for sale in the United Sates, requires compliance with quality assurance and labeling regulations of the Food and Drug Administration. Although we believe our manufacturing facilities and operations comply with such regulations, a failure to comply could result in our inability to manufacture and refurbish products until compliance is achieved.

•	The marketing of our consumer products is subject to regulations and oversight by both the FDA and the Federal Trade Commission relating to misleading advertising. The FTC has commenced several enforcement actions against advertisers of abdominal belts during the past few years based on unsubstantiated claims. Although we have attempted to limit the claims made in our advertisements to matters that can be substantiated, if the FTC were to disagree with our conclusions, it could enjoin our marketing of these products for a period of time and impose fines and penalties. Any such actions would have a significant adverse impact on our operations.

•	Approximately 35% of our revenue for the three months ended September 30, 2003 was generated by Compex SA, a subsidiary headquartered in Switzerland that does business primarily in Europe. There are risks in doing business in international markets which could adversely affect our business, including:

•	regulatory requirements;

•	export restrictions and controls, tariffs and other trade barriers;

•	difficulties in staffing and managing international operations;

•	fluctuations in currency exchange rates;

•	reduced protection for intellectual property rights;

•	seasonal reductions in business activity; and

•	potentially adverse tax assessments.

•	We have not sold substantial volumes of consumer products in the United States, but intend to devote significant resources to market consumer products for health and fitness applications. The consumer market for electrical stimulation products is new and developing, and our success in this market will depend on a number of factors, including:

•	our ability to obtain clearance from the FDA and other regulatory authorities to market the products for all relevant consumer applications;

•	our ability to maintain distribution rights with, and to obtain adequate quantities of product from, the manufacturers of consumer products for which we serve as distributors;

•	our ability to establish consumer demand with a limited marketing budget;

•	our ability to secure contracts and “shelf space” in the United States with significant retailers;

•	the effectiveness of our products for their intended applications.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Included herein is the following unaudited condensed financial information:

Consolidated Balance Sheets as of September 30, 2003 and June 30, 2003

Consolidated Statements of Operations for the three months ended September 30, 2003 and 2002

Consolidated Statements of Cash Flows for the three months ended September 30, 2003 and 2002

Notes to Consolidated Financial Statements

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2003	2003

ASSETS
Current Assets:
Cash and cash equivalents	$5,056,007	$4,674,944
Receivables, less reserve of $15,200,590 and $14,900,164	24,955,130	24,317,021
Inventories —
Raw materials	1,393,470	1,249,798
Work in process	33,670	32,032
Finished goods	10,301,198	12,090,921
Deferred tax assets	4,675,394	4,675,394
Prepaid expenses	2,378,044	1,972,670

Total current assets	48,792,913	49,012,780
Property, plant and equipment, net	4,536,804	4,519,099
Goodwill, net	10,583,287	14,976,777
Other intangible assets, net	883,634	817,535
Deferred tax assets	750,926	761,292
Other assets	104,743	122,261

	$65,652,307	$70,209,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$5,363,850	$7,049,168
Note payable	4,500,000	4,100,000
Accounts payable	4,028,608	3,799,021
Accrued liabilities —
Payroll	692,710	271,368
Commissions	427,326	406,456
Income taxes	2,725,341	1,867,359
Other	4,476,675	6,206,638

Total current liabilities	22,214,510	23,700,010
Long-Term Liabilities:
Long-term debt	1,217,268	3,510,050
Deferred tax liabilities	675,885	687,297

Total liabilities	24,107,663	27,897,357
Stockholders’ Equity:
Common stock, $.10 par value; 30,000,000 shares authorized; issued and outstanding 10,948,469 and 11,084,175 shares, respectively	1,094,847	1,108,417
Preferred stock, no par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	21,650,978	22,029,428
Accumulated other non-owner changes in equity	1,870,183	1,891,749
Retained earnings	16,928,636	17,282,793

Total stockholders’ equity	41,544,644	42,312,387

	$65,652,307	$70,209,744

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30

	2002	2003

Net sales and rental revenue	$17,737,740	$19,156,266
Cost of sales and rentals	5,447,427	6,437,246

Gross profit	12,290,313	12,719,020
Operating expenses:
Selling, general and administrative	9,949,975	11,403,242
Research and development	524,073	628,477

Total operating expenses	10,474,048	12,031,719

Income from operations	1,816,265	687,301
Other income (expense):
Interest expense	(112,468)	(153,743)
Other	(2,790)	55,599

Income before income taxes	1,701,007	589,157
Income tax provision	714,000	235,000

Net income	$987,007	$354,157

Net income per common and common equivalent share
Basic	$0.09	$0.03

Diluted	$0.09	$0.03

Weighted average number of shares outstanding
Basic	10,940,243	11,025,140

Diluted	11,063,557	11,800,286

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30

	2002	2003

Operating Activities:
Net income	$987,007	$354,157
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	399,508	356,452
Amortization of unearned compensation	27,188	0
Change in deferred taxes	(32)	(1,690)
Change in current assets and liabilities, net of amounts acquired in acquisition
Receivables	1,402,515	358,710
Inventories	170,073	179,852
Prepaid expenses	960,739	1,107,607
Accounts payable	(410,088)	(1,275,277)
Accrued liabilities	(3,406,599)	(762,456)

Net cash provided by operating activities	130,311	317,355
Investing Activities:
Purchases of property and equipment	(557,403)	(130,679)
Cash paid in asset acquisition, net of cash received	—	(3,389,912)
Change in other assets, net	(12,793)	(258,448)

Net cash used in investing activities	(570,196)	(3,779,039)
Financing Activities:
Proceeds from new Debt financing	—	3,835,501
Principal payments on long-term obligations	(631,221)	(645,054)
Proceeds from (Payments on) line of credit, net	1,000,000	(400,000)
Proceeds from exercise of stock options	114,975	295,603
Proceeds from employee stock purchase plan	20,909	96,417

Net cash provided by financing activities	504,663	3,182,467
Effect of exchange rates on cash and cash equivalents	30,470	(101,846)

Net increase(decrease) in cash and cash equivalents	95,248	(381,063)
Cash and Cash Equivalents at Beginning of Period	2,086,650	5,056,007

Cash and Cash Equivalents at End of Period	$2,181,898	$4,674,944

Supplemental Cash Flow Information:
Interest paid	$107,788	$153,743

Income taxes paid	$1,240,000	$959,000

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2003

     The Company used a new term loan and a credit line to finance a business acquisition accounted for under the purchase method during the first quarter of fiscal 2004. The fair value of the assets and liabilities of the acquired company are presented as follows:

As of
September 30, 2003

Accounts Receivable	$2,193,589
Inventories	1,775,876
Prepaid Expenses	681,888
Property and equipment, net	135,748
Intangible assets	4,103,298
Other long-term assets	39,821
Accounts payable	(1,007,062)
Accrued liabilities	(1,179,090)
Liabilities forgiven	(2,563,870)
Long-term liabilities	(790,286)

Net assets acquired	$3,389,912

COMPEX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

1. Accounting Policies

The amounts set forth in the preceding financial statements are unaudited as of and for the periods ended September 30, 2003 and 2002 but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the periods presented. Such results are not necessarily indicative of results for the full year. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2003 included in the Company’s Annual Report on Form 10-K.

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

Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		For the Three Months Ended
		September 30

		2002	2003

Net Income	As reported	$987,007	$354,157
	Pro forma option
	expense, net of tax	(100,476)	(162,875)
	Pro forma	$886,531	$191,282
Basic earnings per	As reported	$.09	$.03
share	Pro forma	.08	.02
Diluted earnings	As reported	.09	.03
per share	Pro forma	.08	.02

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2004: dividend yield of 0%; expected volatility of 57.6% and 57.7%; risk-free interest rate of 2.94% and 3.07%; and expected lives of 5 years.

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

Goodwill and other intangible assets resulting from acquisitions of business and the formation of the Company consist of the following:

	June 30, 2003	September 30, 2003

Goodwill	$12,254,717	$16,648,207
Less accumulated amortization	1,671,430	1,671,430

Net goodwill	10,583,287	14,976,777

Other intangible assets:	1,783,686	1,783,686
Less accumulated amortization	900,052	966,151

Net other intangible assets	883,634	817,535

Total intangible assets, net	$11,466,921	$15,794,312

3. Note Payable and Long Term Debt

The Company has a $20,000,000 U. S. credit facility which provides for both term and revolving borrowings at varying rates based either on the bank’s prime rate or LIBOR. As of September 30, 2003, there were borrowings outstanding of $4,497,000 on the long-term note and $4,100,000 on the revolving credit line. The Company currently has $900,000 available under the facility. Borrowings under the U. S. credit facility are secured by substantially all assets of the Company other than those pledged as collateral on existing lease or mortgage obligations. The interest rate on the term loan was 3.125% at September 30, 2003 and the weighted average rate on borrowings under the revolving line of credit was 4.00%.

The Company was in compliance with all financial covenants in its U. S. credit agreement as of September 30, 2003 and for the period then ended.

The Company has a $4,975,000 Swiss credit facility which provides for a three-year term loan at varying rates. As of September 30, 2003, there were borrowings outstanding of $3,495,300 under this credit facility. Borrowings under this credit facility were used to fund the acquisition of Filsport Assistance S.r.l. on July 3, 2003. Borrowings under the Swiss credit facility are secured by all of the equity interest held by the company’s Swiss subsidiary in Filsport. The first advance on the loan bears interest at 3.69%, the second advance bears interest at 4.09%, and the third and final advance bears interest at 4.40%.

The company was in compliance with all financial covenants in its Swiss Credit agreement as of September 30, 2003 and for the period then ended.

4. Business Acquisitions

     A. Acquisition of the Assets of BMR Neurotech, Inc.:

On May 15, 2003, the Company acquired certain assets of BMR Neurotech, Inc. for total consideration of approximately $3.6 million. The acquisition was financed using the existing credit line. The acquisition was accounted for using the purchase method of accounting with the purchase price allocated to the fair value of the net assets acquired, which included accounts receivable, inventory and fixed assets. The excess of the purchase price over the fair value of the underlying assets acquired of $1,048,624 has been allocated to goodwill and thus is not amortizable. Pro forma information related to this acquisition is not included as the impact is not deemed to be material.

     B. Acquisition of Filsport Assistance S.r.l.:

On July 3, 2003, the Company acquired substantially all the assets of Filsport Assistance S.r.l., an independent distributor of the Compex® brand of consumer products in Italy. The transaction involved an exchange of approximately $4.9 million in cash for stock and provides for additional contingent consideration of up to 950,000 Euros if a certain performance milestone is achieved following the transaction. The acquisition was financed through a newly-established credit facility and with existing funds. Prior to the acquisition, Filsport operated under an exclusive distribution arrangement and accounted for 25% of Compex SA total sales (10% of consolidated sales) in fiscal 2003. The purchase consideration exceeded the net fair value of tangible assets by $4,103,298 and was assigned to goodwill.

Pro forma operating results of the Company as if Filsport had been acquired at the beginning of fiscal 2003 are as follows (unaudited):

For the Three Months Ended
September 30, 2002

Net Sales	$20,830,017
Income before taxes	1,887,886
Net income	$1,094,886
Earnings per share
Basic	$0.10
Diluted	0.10

5. Segment Information

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

	For the Three Months Ended
	September 30

	2002	2003

U.S. revenue	$11,768,035	$12,476,444
Foreign revenue	5,969,705	6,679,822

	$17,737,740	$19,156,266

Net revenue by product line was as follows:

	For the Three Months Ended
	September 30

	2002	2003

Rehabilitation products	$3,488,619	$4,097,950
Pain management	3,740,930	3,849,073
Consumer products	4,332,369	5,211,843
Accessories and supplies	6,175,822	5,997,400

	$17,737,740	$19,156,266

During the first three months of fiscal 2003, one customer accounted for approximately 10% of consolidated revenue. This customer represented approximately 5% of total accounts receivable at September 30, 2002.

6. Committments

We currently have a commitment to purchase additional Slendertone inventory in Europe of approximately $1.5 million. We plan to fund this with cash from operations. We expect, however, to invest in sales and marketing, and in inventory and infrastructure, over the next twelve months to introduce these products and the Compex sport products to the United States markets. We started this process during fiscal 2003 and intend to invest more in fiscal 2004 based on our experience. We may also apply cash to acquisitions during future periods.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We discuss the factors that significantly affected our financial results and our financial condition in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For a more complete understanding of these factors, you should also review our consolidated balance sheets at June 30, 2002 and June 30, 2003, our consolidated statements of operations, statements of shareholders’ equity and statements of cash flows for the three years ended June 30, 2003, and the notes to those financial statements. These financial statements and the report of Ernst & Young LLP on our financial statements are included at Item 8 of our Form 10-K for the year ended June 30, 2003.

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

Carrying Value of Intangible Assets. We had a balance of intangible assets of approximately $15.8 million at September 30, 2003, most of which constituted goodwill and the value of acquired technology from several acquisitions. We are required to charge-off the carrying value of identifiable intangibles, long-lived assets and related goodwill to the extent it may not be recoverable. We annually assess the impairment of identifiable intangibles, long-lived assets and related goodwill or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important which could trigger an impairment provision include the following:

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

Results of Operations

The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:

	Three Months Ended
	September 30,

	2002	2003

Net sales and rental revenue	100.0%	100.0%
Cost of sales and rentals	30.7	33.6

Gross profit	69.3	66.4
Operating expenses
Selling, general and administrative	56.1	59.6
Research and development	3.0	3.2

Total operating expenses	59.1	62.8

Income from operations	10.2	3.6
Other expense, net	0.6	0.5
Income tax provision	4.0	1.2

Net income	5.6%	1.9%

For the first quarter of fiscal year 2004 ended September 30, 2003, our revenue was $19,157,000, an increase of $1,419,000, or 8%, from the $17,738,000 in the first quarter of fiscal 2003. Increases in both our direct sales business in the United States and in our consumer business in Europe accounted for 5% of the increase with 3% due to favorable exchange rates.

Our direct sales business in the United States posted a revenue increase of 6% during the quarter as compared to the comparable quarter last year. This increase is primarily due to an increase in volumes of our direct unit sales and rental business, partially offset by a decrease in our domestic accessories and supplies. We continued to expand our direct unit sales and rental business through the acquisition of BMR-Neurotech, which was included in our results of operations for the quarter ended September 30, 2003, but not the quarter ended September 30, 2002, as the acquisition occurred in May 2003.

Our European operations, conducted primarily under our Compex SA subsidiary, posted a revenue increase of 12% during the quarter. A majority of this growth, approximately 9%, was generated by a favorable impact of exchange rates reflecting the strength of the Euro versus the Dollar. Revenue from the addition of our Slendertone product line also contributed to the growth as the quarter ended September 30, 2003, represents the first period that revenue from the Slendertone product line was included. This increase in revenue was partially offset by a decrease in volumes across all of Europe. We believe the extreme heat wave Europe experienced during the summer was a major factor in reducing consumer spending on Compex and Slendertone products during the current period. Our largest retail customer in Spain reduced their order rates and we continued with the management transition in Germany. We anticipate the retail customer order patterns in Spain to stabilize in the second quarter of fiscal 2004 and a general manager will be hired in Germany before the end of the calendar year. In addition, on July 3, 2003 we acquired Filsport Assistance S.r.l., an independent distributor of the Compex brand of consumer products in Italy and the operations of Filsport have been included in our consolidated operations since that date. In the quarter ended September 30, 2002, Filsport operated under an exclusive distribution arrangement and sales to Filsport accounted for appropriately 30% of the total sales of our European operations. For the quarter ended September 30, 2003, sales by Filsport (as our subsidiary) accounted for 36% of our total sales from our European operations. The increase in revenue from Filsport as compared to prior year reflects the margin between Filsport’s former cost of goods from us, and the revenue it receives on resale of our product.

Our gross profit was $12,719,00 or 66% of revenue in the quarter ended September 30, 2003 compared with $12,290,00 or 69% of revenue in the quarter ended September 30, 2002. This is primarily due to a decrease in revenue from our higher margin accessories and supplies which was lower in the first quarter ended September 30, 2003 as compared to prior year. Cost of sales and gross profit for the first quarter of fiscal year 2004 reflects a higher cost of inventory recorded in connection with the Filsport acquisition. Filsport’s inventory turns very rapidly, so a majority of the higher costed product flowed through during the quarter ending September 30, 2003. Until all of the inventory that was acquired as a part of the Filsport acquisition is sold, which we anticipate to be in the second quarter, the margins will reflect those of a distributor.

Selling, general and administrative expenses increased 15% to $11,403,000 in the first quarter for fiscal year 2004 from $9,950,000 in the first quarter of the fiscal 2003. Several factors contributed to this increase. Marketing expenses associated with the introduction of our new consumer products in both the US and in Europe contributed significantly to the increase during the first quarter of the fiscal year 2004. Additionally, expenses incurred from maintaining the office space in Phoenix after the BMR-Neurotech acquisition in May 2003 contributed to the increase. This office was closed by the end of September 2003 and we will incur minimal expenses for the rest of the fiscal year 2004. Selling, general and administrative expenses associated with the Filsport acquisition also contributed to the increase as well as the unfavorable effects of exchange rates on expenses. We also have increased our number of direct sales employees to 49 as of September 30, 2003 as compared to 32 as compared to the same period last year.

Our research and development expenses increased 20% to $628,000 in the first quarter of fiscal 2004 from $524,000 in the first quarter of fiscal 2003. This increase is primarily due to increased new product development expenses of our fitness lines at Compex Europe, which we are conducting in Switzerland. Approximately 8% of the increase is due to the effects of the foreign exchange rates discussed earlier. We anticipate that research and development expenses will continue to remain relatively constant in absolute dollars, but will decrease as a percentage of revenue in future periods as our quarterly revenue increases.

Interest expense increased 37% to $154,000 in the first quarter of fiscal year 2004 from $112,000 in the first quarter of fiscal year 2003. The increase was due to balances outstanding under the newly established $3,300,000 credit facility with a bank in Switzerland that we used to finance the acquisition of Filsport on July 3, 2003.

The provision for income taxes was 40% for the first quarter of fiscal 2004 as compared to 42% in fiscal 2003. We lowered the tax rate during fiscal 2003 from 42% to 40% after review of the tax rates in several of our European tax jurisdictions. We believe that 40% is a reasonable estimate of the effective rate for fiscal 2004 based on our most recent estimates of tax liabilities in the U.S. and in the various European tax authorities.

As a result of the above activity, our net income decreased to $354,000 in the first quarter of fiscal 2004 from $987,000 in the first quarter of fiscal 2003. Diluted earnings per share decreased from $0.09 during the quarter ended September 30, 2002 to $0.03 during the quarter ended September 30, 2003.

Liquidity and Capital Resources

On July 3, 2003, the Company acquired substantially all the assets of Filsport Assistance S.r.l., an independent distributor of the Compex® brand of consumer products in Italy. The transaction involved an exchange of approximately $4.9 million in cash for stock and provides for additional contingent consideration if a certain performance milestone is achieved following the transaction. The acquisition was financed through a newly-established credit facility and with existing funds. Prior to the acquisition, Filsport operated under an exclusive distribution arrangement and accounted for 25% of Compex SA total sales (10% of consolidated sales) in fiscal 2003. The purchase consideration exceeded the net fair value of tangible assets by $4,103,298 which was assigned to goodwill.

For the first three months ended September 30, 2003, our operating activities provided cash of $317,000. This was primarily due to net income of $354,000, depreciation and amortization expense of $356,000, accounts receivable decreasing $359,000 as a result of higher collections in both the United States and in Europe. This was partially offset by the use of cash in accounts payable and accrued liabilities related to year-end June 30, 2002 timing differences and the payment of estimated income taxes.

We used $131,000 in investing activities in the first three months of fiscal 2004 for net purchases of property and equipment, primarily clinical and rental equipment. Net cash paid in the investment of Filsport Assistance totaled $3,389,000.

Our financing activities provided $3,182,000 of cash during the first three months of fiscal 2004, mainly from the borrowing of $3,836,000 under our Swiss credit line to finance the Filsport Assistance acquisition. This was partially offset by the repayment of $1,045,000 of long-term debt under our U. S. credit facility. At September 30, 2003, a total of $8,597,000 remains outstanding under the U. S. facility. Our U. S. credit facility has a maturity date of June 30, 2004, and we expect that all or substantially all of the borrowings under this credit facility will be repaid prior to the maturity date. If any borrowings remain outstanding at maturity, we believe that the agreement could be extended, with similar terms, with the current financial institution or another facility could be put in place.

We currently have a commitment to purchase additional Slendertone inventory in Europe of approximately $1.5 million. We plan to fund this with cash from operations. We expect, however, to invest in sales and marketing, and in inventory and infrastructure, over the next twelve months to introduce these products and the Compex sport products to the United States markets. We started this process during fiscal 2003 and intend to invest more in fiscal 2004 based on our experience. We may also apply cash to acquisitions during future periods.

We believe that available cash and borrowings under our credit lines will be adequate to fund cash requirements for the current fiscal year and the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the quarter ended September 30, 2003, our revenue originating outside the U.S. was 35% of total revenue, substantially all of which was denominated in the local functional currency. Currently, we do not employ currency-hedging strategies to reduce the risks associated with the fluctuation of foreign currency exchange rates.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls.

There were no changes made in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In late January 2001, we were served with documents in connection with a product liability case brought in the California Superior Court for Solano County. Although we had no record of the proceedings, the action had progressed to the entry of a default judgment on January 11, 2001. We appealed the default judgment to the California Court of Appeals in March 2001. On May 10, 2002, the appeals court overturned the default judgment holding that there was no valid complaint against us. The plaintiff in this case has indicated that they intend to submit an amended complain, but unless and until they do, there is no pending suit in this matter.

     From time to time, we have also been a party to claims, legal actions and complaints arising in the ordinary course of our business. We do not believe that the resolution of such matters has had or will have a material impact on our results of operations or financial position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240, 15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished but not filed)

(b) Reports on Form 8-K. the following reports on Form 8-K were filed during the quarter ended September 30, 2003.

A Form 8-K, filed July 18, 2003 reporting the acquisition of Filsport Assistance S.r.l.

A Form 8-K, filed September 17, 2003 furnishing (but not filing) the earnings release for the year ended June 30, 2003 and the script for the conference call relating to such earning release.

A Form 8-K, filed September 19, 2003 furnishing (but not filing) transcript of conference call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPEX TECHNOLOGIES, INC

November 14, 2003	/s/ Dan W. Gladney

Date	Dan W. Gladney President and Chief Executive Officer

November 14, 2003	/s/ Scott P. Youngstrom

Date	Scott P. Youngstrom Vice President of Finance (Principal Financial and Accounting Officer)