Form 10-Q
period 2003-12-31
COMPEX TECHNOLOGIES INC
filed 2004-02-13
CIK 64578

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period Ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (Yes [X]  No [   ])

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) (Yes [   ] No [X])

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of February 2, 2004 was:

Common Stock, $.10 par value	12,142,249 Shares

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains a number of “forward-looking statements” where we indicate that we “anticipate,” “believe”, “expect”, “estimate” or use similar words to indicate what might happen in the future. These forward looking statements represent our expectations about future events, including anticipated product introductions; changes in markets, customers and customer order rates; changes in third party reimbursement rates; expenditures for research and development; growth in revenue; taxation levels; and the effects of pricing decisions. When used in this 10-Q, the words “anticipate”, “believe”, “expect”, “estimate” and similar expressions are generally intended to identify forward-looking statements. You should evaluate these forward-looking statements in the context of a number of factors that may affect our financial condition and results of operations, including the following:

•	The rates at which our United States medical products are reimbursed varies with each third party payer, and also with each product we sell. Further, the third party payers, including both private payers such as HMOs and insurance companies, and governmental payers such as Medicare and Medicaid, adjust their rates of payment from time to time. We recognize revenue for sale of our products when we have completed documentation based on the overall percentage of our quoted historical experience. Because of the variation in payment, it is not possible for us to estimate and record revenue based on what will be paid by each third party payer for each product we sell. If the mix of products we sell and the payers for the patients to whom we sell products changes, the rate of payment we receive may change. These changes may require an adjustment in our revenue recognition rates and policies, resulting in lower revenue.

•	Like many medical device companies that rely on third party reimbursement entities for payment, we have a large balance of uncollected accounts receivable. We also have a reserve for the portion of those receivables that we estimate will not be collected based on our historical experience. If we cannot collect an amount of receivables that is consistent with historical collection rates, we might be required to increase our reserve and charge off the portion of receivables we cannot collect. This additional “provision” for uncollectible accounts could significantly impact our operating results.

•	In the United States, our products are subject to reimbursement by private and public healthcare reimbursement entities that generally impose limits on reimbursement and strict rules on applications for reimbursement. Changes in the rates, eligibility or requirements for reimbursement, or failure to comply with reimbursement requirements, could cause a reduction in our income from operations.

•	We maintain significant amounts of finished goods inventory on consignment at clinics for distribution to patients. We may not be able to completely control losses of this inventory and, if inventory losses are not consistent with historical experience, we might be required to write off a portion of the carrying value of inventory. Any write-off could both decrease our income currently, and increase the rate at which we provide for additions to the reserve for inventory losses in the future. This increase in the rate of additions to the reserve could affect our income in future periods.

•	The clinical effectiveness of our electrotherapy products has periodically been challenged and the effectiveness of electrotherapy products such as those offered by Compex SA for fitness and health applications has sometimes been questioned. Publicity about the effectiveness of electrotherapy for pain relief or other clinical applications and continued questions about the effectiveness of electrotherapy for conditioning could negatively impact revenue and income from operations.

•	We operate in both the medical and consumer fitness markets, both of which are subject to a significant amount of regulation that affects the way we can advertise our products, sell our products, bill customers for our products and collect payment for our products.

•	The products we sell in our United States medical products business may only be sold on physician prescription and, for most of those products where there is a government sponsored payer, only if we receive detailed documentation from the physician indicating the medical necessity of the product together with forms which we must submit to the paying agency. In most cases, the reimbursement agency, including Medicare, requires strict adherence to the requirements of the form and the failure to properly obtain and maintain the documentation can result in significant fines, penalties, and civil litigation. For example, we were subject to a

Medicare whistleblower suit that we settled in 2000 for approximately $1.6 million. Although we believe we have implemented a compliance program designed to detect errors in complying with these regulations, if our program fails, our operations and results could be adversely affected.

•	The manufacture of medical products, and the labeling of those products for sale in the United Sates, requires compliance with quality assurance and labeling regulations of the Food and Drug Administration. Although we believe our manufacturing facilities and operations comply with such regulations, a failure to comply could result in our inability to manufacture and refurbish products until compliance is achieved.

•	The marketing of our consumer products is subject to regulations and oversight by both the FDA and the Federal Trade Commission relating to misleading advertising. The FTC has commenced several enforcement actions against advertisers of abdominal belts during the past few years based on unsubstantiated claims. Although we have attempted to limit the claims made in our advertisements to matters that can be substantiated, if the FTC were to disagree with our conclusions, it could enjoin our marketing of these products for a period of time and impose fines and penalties. Any such actions would have a significant adverse impact on our operations.

•	Approximately 38% of our revenue for the six months ended December 31, 2003 was generated by Compex SA, a subsidiary headquartered in Switzerland that does business primarily in Europe. There are risks in doing business in international markets which could adversely affect our business, including:

•	regulatory requirements;

•	export restrictions and controls, tariffs and other trade barriers;

•	difficulties in staffing and managing international operations;

•	fluctuations in currency exchange rates;

•	reduced protection for intellectual property rights;

•	seasonal reductions in business activity; and

•	potentially adverse tax assessments.

•	We have not sold substantial volumes of consumer products in the United States, but intend to devote significant resources to market consumer products for health and fitness applications. The consumer market for electrical stimulation products is new and developing, and our success in this market will depend on a number of factors, including:

•	our ability to obtain clearance from the FDA and other regulatory authorities to market the products for all relevant consumer applications;

•	our ability to maintain distribution rights with, and to obtain adequate quantities of product from, the manufacturers of consumer products for which we serve as distributors;

•	our ability to establish consumer demand with a limited marketing budget;

•	our ability to secure contracts and “shelf space” in the United States with significant retailers;

•	the effectiveness of our products for their intended applications.

•        We market and sell several products manufactured by third parties, including abdominal belts and other garment-based consumer products purchased from a manufacturer in Ireland, iontophoresis products manufactured by a company in Utah, traction devices manufactured by a company in Minnesota, and electrodes manufactured by a number of different companies. We generally have less control over the quality and reliability of these third-party products. If the products do not comply with their specifications or otherwise fail to properly function, we may receive an increased amount of returns for which we are primarily responsible, may be required to recall products, may suffer a decrease in product reputation and goodwill in the marketplace, and may be unable to sell products currently on hand. Any of these events could negatively impact our operations, particularly if sale of these third party products becomes a substantial part of our business.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Included herein is the following unaudited condensed financial information:

Consolidated Balance Sheets as of December 31, 2003 and June 30, 2003

Consolidated Statements of Operations for the three months and six months ended December 31, 2003 and 2002

Consolidated Statements of Cash Flows for the six months ended December 31, 2003 and 2002

Notes to Consolidated Financial Statements

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2003

ASSETS
Current Assets:
Cash and cash equivalents	$5,056,007	$2,920,406
Receivables, less reserve of $15,200,590 and $16,028,109	24,955,130	27,403,202
Inventories:
Raw materials	1,393,470	1,334,383
Work in process	33,670	33,608
Finished goods	10,301,198	13,798,988
Deferred tax assets	4,675,394	4,675,394
Prepaid expenses	2,378,044	2,325,397

Total current assets	48,792,913	52,491,378
Property, plant and equipment, net	4,536,804	4,598,704
Goodwill, net	10,583,287	15,691,113
Other intangible assets, net	883,634	750,781
Deferred tax assets	750,926	826,170
Other assets	104,743	149,935

	$65,652,307	$74,508,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$5,363,850	$2,208,284
Note payable	4,500,000	1,000,000
Accounts payable	4,028,608	4,799,576
Accrued liabilities:
Payroll	1,567,710	1,869,911
Commissions	679,015	1,045,199
Income taxes	2,725,341	1,464,689
Other	3,349,986	5,249,380

Total current liabilities	22,214,510	17,637,039
Long-Term Liabilities:
Long-term debt	1,217,268	3,085,460
Deferred tax liabilities	675,885	733,527

Total liabilities	24,107,663	21,456,026
Stockholders’ Equity:
Common stock, $.10 par value; 30,000,000 shares authorized; issued and outstanding 10,948,469 and 12,115,925 shares, respectively	1,094,847	1,211,592
Preferred stock, no par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	21,650,978	30,397,975
Accumulated other non-owner changes in equity	1,870,183	2,931,112
Retained earnings	16,928,636	18,511,376

Total stockholders’ equity	41,544,644	53,052,055

	$65,652,307	$74,508,081

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31		December 31

	2002	2003	2002	2003

Net sales and rental revenue	$18,735,080	$22,464,599	$36,472,820	$41,620,865
Cost of sales and rentals	5,777,255	7,160,507	11,224,682	13,597,753

Gross profit	12,957,825	15,304,092	25,248,138	28,023,112
Operating expenses:
Selling, general and administrative	10,749,933	12,489,166	20,710,537	23,892,408
Research and development	517,503	646,673	1,041,576	1,275,150

Total operating expenses	11,267,436	13,135,839	21,752,113	25,167,558

Income from operations	1,690,389	2,168,253	3,496,025	2,855,554
Other income (expense):
Interest expense	(101,647)	(142,868)	(214,115)	(296,611)
Other	35,510	22,198	43,349	77,797

Income before income taxes	1,624,252	2,047,583	3,325,259	2,636,740
Income tax provision	682,000	819,000	1,396,000	1,054,000

Net income	$942,252	$1,228,583	$1,929,259	$1,582,740

Net income per common and common equivalent share
Basic	$0.09	$0.11	$0.18	$0.14

Diluted	$0.08	$0.10	$0.17	$0.13

Weighted average number of shares outstanding
Basic	10,965,635	11,561,292	10,951,112	11,293,216

Diluted	11,145,024	12,593,070	11,095,913	12,217,516

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31

	2002	2003

Operating Activities:
Net income	$1,929,259	$1,582,740
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	882,243	945,944
Amortization of unearned compensation	54,375	33,078
Change in deferred taxes	4,688	(10,909)
Change in current assets and liabilities – net of amounts acquired in acquisition
Receivables	1,102,576	(2,176,616)
Inventories	796,139	(1,160,881)
Prepaid expenses	728,974	940,289
Accounts payable	(754,563)	(1,011,991)
Accrued liabilities	(1,581,076)	(223,119)

Net cash provided by (used in) operating activities	3,162,615	(1,081,465)
Investing Activities:
Purchases of property and equipment	(1,035,049)	(630,515)
Cash paid in acquisition, net of cash received	—	(3,389,912)
Change in other assets, net	15,508	(246,855)

Net cash used in investing activities	(1,019,541)	(4,267,282)
Financing Activities:
Proceeds from new debt financing	—	3,835,501
Principal payments on long-term obligations	(1,274,909)	(6,296,205)
Proceeds from (Payments on) line of credit, net	700,000	(3,500,000)
Proceeds from stock offering	—	8,335,754
Proceeds from exercise of stock options	114,975	398,493
Proceeds from employee stock purchase plan	20,909	96,417

Net cash (used in) provided by financing activities	(439,025)	2,869,960
Effect of exchange rates on cash and cash equivalents	(182,139)	343,186

Net increase (decrease) in cash and cash equivalents	1,521,910	(2,135,601)
Cash and Cash Equivalents at Beginning of Period	2,086,650	5,056,007

Cash and Cash Equivalents at End of Period	$3,608,560	$2,920,406

Supplemental Cash Flow Information:
Interest paid	$209,435	$296,611

Income taxes paid	$1,600,200	$1,834,183

COMPEX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

1.	Accounting Policies

The amounts set forth in the preceding financial statements are unaudited as of and for the periods ended December 31, 2003 and 2002 but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the periods presented. Such results are not necessarily indicative of results for the full year. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2003 included in the Company’s Annual Report on Form 10-K.

2.	Reclassification

Certain prior year items have been reclassified to conform with the current year presentation.

3.	Stock-Based Compensation

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

Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		For the Three Months Ended		For the Six Months Ended
		December 31		December 31

		2002	2003	2002	2003

Net Income	As reported	$942,252	$1,228,583	$1,929,259	$1,582,740
	Pro forma option expense, net of tax	(131,585)	(207,682)	(232,061)	(392,655)
	Pro forma	$810,667	$1,020,901	$1,697,198	$1,190,085
Basic Earnings	As reported	$.09	$.11	$.18	$.14
	Pro forma	.07	.09	.15	.11
Diluted Earnings	As reported	$.08	$.10	$.17	$.13
	Pro forma	.07	.08	.15	.10

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2004: dividend yield of 0%; expected volatility of 57.6% and 52.3%; risk-free interest rate of 2.94% and 3.22%; and expected lives of 5 years.

4.	Goodwill and Intangibles

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

Goodwill and other intangible assets consist of the following:

	June 30, 2003	December 31, 2003

Goodwill	$12,254,717	$17,362,543
Less accumulated amortization	1,671,430	1,671,430

Net goodwill	10,583,287	15,691,113

Other intangible assets:	1,783,686	1,783,686
Less accumulated amortization	900,052	1,032,905

Net other intangible assets	883,634	750,781

Total intangible assets, net	$11,466,921	$16,441,894

5.	Stock Offering

Compex received net proceeds from sale of common stock to the shareholders in a private placement, completed on November 20, 2003, of approximately $8.3 million and may receive up to approximately $2.3 million if the additional investment rights are exercised prior to February 18, 2004. Compex has used these proceeds to reduce indebtedness, and intends to use the balance of the proceeds for marketing and other expenses incurred in expanding its consumer business, and for other general working capital requirements.

On December 4, 2003, the Company filed a registration statement on Form S-3 to register the sale of 1,000,000 shares of common stock held by, and up to 250,000 shares of common stock that may be acquired upon exercise of additional investment rights held by, three shareholders who purchased these securities in the previously mentioned private placement.

6.	Note Payable and Long Term Debt

The Company has a $20,000,000 U. S. credit facility which provides for both term and revolving borrowings at varying rates based either on the bank’s prime rate or LIBOR. As of December 31, 2003, there were borrowings outstanding of $1,000,000 on the revolving credit line. The Company currently has $4,000,000 available under the revolving credit line. Borrowings under the U. S. credit facility are secured by substantially all assets of the Company other than those pledged as collateral on existing lease or mortgage obligations. The weighted average rate on borrowings under the revolving line of credit was 4.00%.

The Company was in compliance with all financial covenants in its U. S. credit agreement as of December 31, 2003 and for the period then ended.

The Company has a $4,975,000 Swiss credit facility that provides for a three-year term loan at varying rates. As of December 31, 2003, there were borrowings outstanding of $3,067,898 under this credit facility. Borrowings under this credit facility were used to fund the acquisition of Filsport Assistance S.r.l. on July 3, 2003. Borrowings under the Swiss credit facility are secured by all of the equity interest held by the

Company’s Swiss subsidiary in Filsport. The first advance on the loan bears interest at 3.69%, the second advance bears interest at 4.09%, and the third and final advance bears interest at 4.40%.

The Company was in compliance with all financial covenants in its Swiss Credit agreement as of December 31, 2003 and for the period then ended.

7.	Per Share Data

Net income per share is calculated in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.” Potential common shares are included in the diluted net income per share calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding common stock options are computed using the treasury stock method. Our basic net income per share is computed by dividing net income by the weighted average number of common                     shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common                     shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options that were outstanding during the period. The table below is a reconciliation of the numerator and denominator in the basic and diluted net income per share calculation.

	For the Three Months Ended		For the Six Months Ended
	December 31		December 31

	2002	2003	2002	2003

Numerator
Net income	$942,252	$1,228,583	$1,929,259	$1,582,740
Denominator
Denominator for basic net income per share - weighted average shares outstanding	10,965,635	11,561,292	10,951,112	11,293,216
Effect of dilutive stock options	179,389	1,031,778	144,801	924,300

Denominator for diluted net income per share - weighted average shares outstanding	11,145,024	12,593,070	11,095,913	12,217,516

Basic net income per share	$.09	$.11	$.18	$.14
Diluted net income per share	.08	.10	.17	.13

Employee stock options of 54,478 and 27,239 for the second quarter and six months ended December 31, 2003, have been excluded from the diluted net income per share calculation because their effect would be anti-dilutive. For the second quarter and six months ended December 31, 2002, employee options of 263,696 and 262,609 have been excluded from the diluted net income per share calculation because their effect would be anti-dilutive.

8.	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components. Adjustments to comprehensive income for the six months ended December 31, 2003 consisted solely of gains on translation of its foreign subsidiary financial statements from the functional currency to US dollars of $1,061,000, resulting in total comprehensive income of $2,644,000.

9.	Business Acquisition

Acquisition of Filsport Assistance S.r.l.:

On July 3, 2003, the Company acquired substantially all the capital stock of Filsport Assistance S.r.l., an independent distributor of the Compex® brand of consumer products in Italy. The transaction involved an exchange of approximately $4.9 million in cash for stock and provides for additional contingent consideration of up to 950,000 Euros if a certain performance milestone is achieved following the transaction. The acquisition was financed through a newly-established credit facility and with existing funds. Prior to the acquisition, Filsport operated under an exclusive distribution arrangement and accounted for 25% of Compex SA total sales (10% of consolidated sales) in fiscal 2003. The purchase consideration exceeded the net fair value of tangible assets by $4,511,888 and was assigned to goodwill.

Pro forma operating results of the Company as if Filsport had been acquired at the beginning of fiscal 2003 are as follows (unaudited):

	For the Three Months	For the Six Months
	Ended	Ended
	December 31, 2002	December 31, 2002

Net Sales	$21,891,912	$42,721,929
Income before taxes	1,572,333	3,460,219
Net Income	912,333	2,076,219
Earnings per share
Basic	$0.08	$0.19
Diluted	0.08	0.19

The Company used a new term loan and a credit line to finance a business acquisition during the first quarter of fiscal 2004. The fair value of the assets and liabilities of the acquired company are presented as follows:

As of
December 31, 2003

Accounts Receivable	$2,193,589
Inventories	1,775,876
Prepaid Expenses	681,888
Property and equipment, net	135,748
Intangible assets	4,511,888
Other long-term assets	39,821
Accounts payable	(1,415,652)
Accrued liabilities	(1,179,090)
Liabilities forgiven	(2,563,870)
Long-term liabilities	(790,286)

Net assets acquired	$3,389,912

10.	Segment Information

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

	For the Six Months Ended
	December 31

	2002	2003

U.S. revenue	$24,103,382	$25,923,574
Foreign revenue	12,369,438	15,697,291

	$36,472,820	$41,620,865

Net revenue by product line was as follows:

	For the Six Months Ended
	December 31

	2002	2003

Rehabilitation products	$7,613,711	$9,049,828
Pain management	7,739,827	7,920,380
Consumer products	8,879,219	12,012,482
Accessories and supplies	12,240,063	12,638,175

	$36,472,820	$41,620,865

During the first six months of fiscal 2003, one customer accounted for approximately 10% of consolidated revenue. This customer represented approximately 5% of total accounts receivable at December 31, 2003.

11.	Commitments

The Company currently has a commitment to purchase additional Slendertone inventory in Europe of approximately $1.5 million. The Company plans to fund this purchase with cash from operations. However, the Company expects to invest in sales and marketing, and in inventory and infrastructure, over the next twelve months to introduce these products and the Compex sport products to the United States markets. The Company started this process during fiscal 2003 and intends to invest more in fiscal 2004 based on our experience. The Company may also apply cash to acquisitions during future periods.

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

Revenue Recognition and Provisions for Credit Allowances and Returns. In our U.S. direct distribution electrotherapy business, we recognize revenue upon notification from a health care provider that equipment has been prescribed and provided to a patient and approved by the patient or his/her insurance provider. Many providers reimburse at rates that differ from our invoice rate based on contracts, buying agreements or negotiated rate adjustments. In addition, patients sometimes return units after initial acceptance when they determine that their responsibilities for co-payments, deductibles or other charges are more than expected. We provide for these credit allowances and returns by reducing gross revenue by a portion of the invoiced amount and by recording such amount as part of the reserve for uncollectible accounts receivable. We estimate the amount of this provision for credit allowances and returns based on our historical experience with the various reimbursement entities, any recent notifications of changes in reimbursement rates and our historic rates of product returns. It is not possible for us to estimate and record revenue based on what will be paid by each third party payer for each product we sell, because of variation in the amount of payment as a percentage of our invoice amount not only among different payers, but within a single payer among our different products, because we receive third party payments from several thousand payers, and because of constant change in the rates of payment. If the mix of products we sell and the payers for the patients to whom we sell products changes, the rate of payment we receive may change and our estimate of the rate of payment based on historical experience may prove inaccurate. These changes, as well as changes in the rate of returns, could cause our provision for credit allowances and returns to be inadequate.

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

Carrying Value of Intangible Assets. We had a balance of intangible assets of approximately $16.4 million at December 31, 2003, most of which constituted goodwill and the value of acquired technology from several acquisitions. We are required to charge-off the carrying value of identifiable intangibles, long-lived assets and related goodwill to the extent it may not be recoverable. We annually assess the impairment of identifiable intangibles, long-lived assets and related goodwill or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important which could trigger an impairment provision include the following:

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

Results of Operations

The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31		December 31

	2002	2003	2002	2003

Net sales and rental revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales and rentals	30.8	31.9	30.8	32.7
Gross profit	69.2	68.1	69.2	67.3
Operations expenses Selling, general and administrative	57.4	55.6	56.7	57.5
Research and development	2.8	2.9	2.9	3.0
Total operating expenses	60.2	58.5	59.6	60.5
Income from operations	9.0	9.6	9.6	6.9
Other expense, net	0.4	0.5	0.5	0.6
Income tax provision	3.6	3.6	3.8	2.5
Net income	5.0%	5.5%	5.3%	3.8%

Our revenue increased by 20% to $22,465,000 during the quarter ended December 31, 2003 from $18,735,000 during the quarter ended December 31, 2002, and increased 14% to $41,621,000 during the six months ended December 31, 2003 from $36,473,000 during the six months ended December 31, 2002. Increases in both our direct sales business in the United States and in our consumer business in Europe, accounted for 12% of the increase with 8% of the increase a result of favorable exchange rates. For the six-month period again, increases in both business segments accounted for 8% of the increase with 6% due to favorable exchange rates.

U.S. revenue for the quarter was $13.5 million, up 9% from the prior year’s quarter of $12.4 million. On a sequential basis, U.S. revenue was up 8% versus the fiscal first quarter. Our direct sales business in the United States posted a revenue increase of 7% for the quarter and 6% for the six-month period ended December 31, 2003, as compared to the comparable periods last year. This increase is primarily due to an increase in volumes of our direct unit sales and rental business, and a slight increase in our accessories and supplies. We continued to expand our direct unit sales and rental business through the acquisition of BMR-Neurotech, which was included in our results of operations for the period ended December 31, 2003, but not the period ended December 31, 2002, as the acquisition occurred in May 2003.

Our consumer business in the U.S. has seen a very modest, but steady, ramp in sales. We began actively promoting the Slendertone line in October 2003, received favorable publicity in December 2003 and January 2004 in two fitness magazine articles, and obtained very favorable results from a sports study conducted at the University of Wisconsin — La Crosse in January 2004. We feel we have to overcome what could be conceived as a “negative image” for abdominal belt products and do not expect to generate substantial sales of these products until we have secured sales arrangements with major retail chains. We recently signed an endorsement contract with Sarah Ferguson, Duchess of York, whose assistance may help overcome the market image of these products.

Our European operations, conducted primarily under our Compex SA subsidiary, posted a revenue increase of 42% for the quarter and 27% for the six-month period. A majority of this growth, approximately 19% for the quarter and 22% for the six-month period, was generated by a favorable impact of exchange rates reflecting the strength of the euro versus the dollar. Revenue from the addition of our Slendertone product line also contributed 10% to the growth in the quarter and 9% for the six-month period ended December 31, 2003. The incremental revenue in Italy due to the July 3, 2003 acquisition of Filsport was 12%. In prior periods, Filsport was our independent distributor of our products in Italy, but is now generating direct sales, so we now capture both the additional revenue between the consumer sale price of the product and the wholesale price we used to receive from Filsport. This increase in revenue was partially offset by a 3% decrease in revenue across all of Europe. We believe the extreme heat wave Europe experienced during the summer was a major factor in reducing consumer spending on Compex and Slendertone products during the current period. Our largest retail customer in Spain reduced their order rates and we continued with the management transition in Germany. A general manager has been hired in Germany and we anticipate the retail customer order patterns in Spain to stabilize in the remainder of fiscal 2004.

Revenue by product line during the quarter ended December 31, 2003 was roughly $5.0 million in rehabilitation products, $4.1 million in pain management products, $6.8 million in consumer products, and $6.6 million in accessories and supplies. All revenue segments are above prior year amounts with consumer products, primarily Slendertone product sales in Europe, reflecting the largest nominal increase.

Our gross profit was $15,304,000 or 68.1% of revenue during the quarter, and $28,023,000 or 67.3% of revenue during the six months ended December 31, 2003. This compares to gross profit of $12,958,000 or 69.2% of revenue in the quarter and $25,248,000 or 69.2% of revenue during the six months ended December 31, 2002. The overall decrease in margin percentage is primarily due to a decrease in our higher margin accessories and supplies as a percentage of total revenue in both the three months and the six months ended December 31, 2003 as compared to prior year. We anticipate grow profit to stabilize in the middle-to-lower 60% range as our domestic consumer business becomes a greater percentage of our revenue. Cost of sales and gross profit for periods ended December 31, 2003 also reflect the sale of inventory that was acquired in the Filsport acquisition which, because Filsport was a distributor, has a higher cost than inventory we have manufactured and sold through Filsport after this acquired inventory was sold. Subsequently, all of the inventory that was acquired as a part of the Filsport acquisition was sold. In the future, our margin in Italy is expected to be consistent with the margin in our other European countries.

For the quarter ended December 31, 2003, our selling, general and administrative expenses increased 16% to $12,489,000 or 55.6% of revenue, from $10,750,000 or 57.4% of revenue for the same quarter last year. Our selling, general and administrative expenses increased 15% to $23,892,000 or 57.4% of revenue during the six months ended December 31, 2003, compared to $20,711,000 or 56.8% of revenue during the six months ended December 31, 2002. Selling, general and administrative expenses associated with the July 2003 acquisition of Filsport and the marketing expenses for our new consumer products both domestically and in Europe contributed significantly to the increases in 2004. We have increased our number of direct sales employees to 54 as of December 31, 2003 as compared to 41 for the same period last year. Additionally, foreign currency exchange rates, which effectively increase our recorded revenue, but also increase the recorded expense from our European operations, also contributed to the increases. We expect to continue to devote substantial resources to marketing our consumer products during the remainder of fiscal 2004 and currently expect to increase our promotion and advertising expenditures for both Slendertone and Compex in our European markets over the next several months as these products require a continuous marketing push. We have finalized contracts with several individuals who have expressed an interest in endorsing our products that will require specific payments as part of these expenditures. We also expect to incur additional administrative expense as we work to complete the documentation of internal controls for purposes of Section 404 of the Sarbanes Oxley Act of 2002; a process we started in the second quarter. Accordingly, we do not expect the rate of selling, general, and administrative expenditures to decrease during the remainder of the year.

Our research and development expenses increased 25% to $647,000 in the second quarter of fiscal 2004 from $518,000 in the second quarter of fiscal 2003. For the six months ended December 31, 2003, research and development costs increased 22% to $1,275,000 from $1,042,000 for the same period ended December 31, 2002. Approximately 19% and 16% of the increases, respectively, are due to the effects of foreign exchange rates. We anticipate that research and development spending will increase slightly in absolute dollars as we continue to pursue new complementary products, but will decrease as a percentage of revenue in future periods as our quarterly revenue from consumer products increases.

Interest expense increased 40% to $143,000 in the second quarter of fiscal year 2004 from $102,000 in the second quarter of fiscal year 2003. Interest expense increased 39% to $297,000 from $214,000 for the comparable six-month periods. The increase was due to balances outstanding under the newly established $3,300,000 credit facility with a bank in Switzerland that we used to finance the acquisition of Filsport on July 3, 2003. We repaid $3,500,000 under our US credit facility in November 2003, and therefore anticipate reduced interest expense in coming quarters.

The provision for income taxes was 40% for the fiscal 2004 as compared to 42% in fiscal 2003. We lowered the tax rate from 42% to 40% after a review of the tax rates in several of our European tax jurisdictions. We believe that 40% is a reasonable estimate of the effective rate for fiscal 2004 based on our most recent estimates of tax liabilities in the U.S. and in the various European tax authorities.

As a result of the above activity, our net income increased to $1,229,000 in the second quarter of fiscal 2004 from $942,000 in the second quarter of fiscal 2003. For the six months ended December 31, 2003, net income decreased to $1,583,000 from $1,929,000 during the same period in fiscal 2003. Diluted earnings per share increased from $0.08 during the quarter ended December 31, 2002 to $0.10 during the quarter ended December 31, 2003 and diluted earnings per share decreased from $.17 to $.13 per share for the six-month period.

Liquidity and Capital Resources

On July 3, 2003, we acquired all the capital stock of Filsport Assistance S.r.l., an independent distributor of the Compex® brand of consumer products in Italy. The transaction involved an exchange of approximately $4.9 million in cash for stock and requires that we pay additional contingent consideration if a certain performance milestone is achieved following the transaction. The acquisition was financed through a newly-established credit facility and with existing funds. Prior to the acquisition, Filsport operated under an exclusive distribution arrangement and accounted for 25% of Compex SA total sales (10% of consolidated sales) in fiscal 2003. The purchase consideration exceeded the net fair value of tangible assets by $4,103,298 that was assigned to goodwill.

On November 19, 2003, we entered into definitive agreements with three independent institutional accredited investors for the private placement of 1,000,000 units of our securities at a purchase price of $8.9072 per unit. Each unit consisted of one share of our common stock, $.10 par value per share, and an additional right to purchase a quarter of a share of our common stock at $9.3526 per share. The additional investment rights expire 90 days after the date of the agreement. The net proceeds, excluding the proceeds of any exercise of the additional investor rights, were approximately $8,300,000. We have used a majority of the proceeds to reduce borrowings under our long-term and short-term credit facilities.

For the six months ended December 31, 2003, our operating activities used cash of $1,081,000. The $2,529,000 that we generated during the quarter through net income, after adjustment for non-cash depreciation and amortization, was offset by a $2,177,000 increase in accounts receivable, a $1,161,000 increase in inventory and a $1,235,000 decrease in accounts payable and accrued liabilities. The increase in receivables was primarily a result of increased revenue, the translation effect when converting our European receivables to U.S. dollars, slower collections in Europe as a result of the slow economy and a slight change in mix in U.S. products. Our reserve for uncollectible receivables increased by approximately $1.1 million during the six months ended December 31, 2003, but decreased as a percentage of receivables from 38% to 36.8%. The reserve will continue to decrease as a percentage of total receivables as our consumer business continues to grow as a percentage of our overall revenue. The increase in inventory is primarily due to additional purchases of Slendertone inventory in Europe. The decrease in accounts payable and accrued liabilities related to year-end June 30,2003 timing differences and the payment of estimated income taxes.

We used $4,267,000 in investing activities in the first six months of fiscal 2004, including $3,390,000 to fund the net cash purchase price of Filsport Assistance S.r.l. and $877,000 for net purchases of property and equipment, primarily clinical and rental equipment.

Our financing activities generated $2,870,000 of cash during the six months ended December 31, 2003. We raised, $8,336,000 through the sale of the units described above and an additional $3,836,000 through borrowings under our Swiss credit line to finance the Filsport Assistance acquisition. We used $9,796,000 to repay borrowings under our U. S. credit facility. At December 31, 2003, a total of $1,000,000 remains outstanding under the U. S. facility. Our U. S. credit facility has a maturity date of June 30, 2004, and we expect that all of the borrowings under this credit facility will be repaid prior to the maturity date. We believe that the agreement could be extended, with similar terms, with the current financial institution or another facility could be put in place.

We currently have a commitment to purchase additional Slendertone inventory in Europe of approximately $1.5 million. Currently, we plan to fund this with cash from operations. We expect, however, to invest in sales and marketing, and in inventory and infrastructure, over the next twelve months to introduce these products and the Compex sport products to the United States markets. We started this process during fiscal 2003 and intend to invest more in fiscal 2004 based on our experience. We may also apply cash to acquisitions during future periods.

We believe that available cash and borrowings under our credit lines will be adequate to fund cash requirements for the current fiscal year and the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the quarter ended December 31, 2003, our revenue originating outside the U.S. was 38% of total revenue, substantially all of which was denominated in the local functional currency. Currently, we do not employ currency-hedging strategies to reduce the risks associated with the fluctuation of foreign currency exchange rates.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(f) Securities Sold without registration under the Securities Act of 1933.

On November 20, 2003, and in accordance with a purchase agreement we signed on November 19, 2003, we privately placed a total of 1,000,000 units of our equity securities at a purchase price of $8.9072 per unit. Each unit consists of one share of our common stock, $.10 par value per share, and an additional right to purchase a quarter of a share of our common stock at $9.3526 per share. These additional investment rights will expire on the latter of (i) 90 days from the date of the additional investment right agreement (on February 18, 2004), or (ii) the date on which a registration statement relating to resale of the common stock issued upon exercise of the rights is declared effective by the Securities and Exchange Commission. We filed the registration statement relating to resale of the common stock included in the units, and the common stock issuable upon exercise of the additional investment rights, on December 4, 2003 and the registration statement was declared effective on December 12, 2003.

Credit Lyonnais Securities (USA) Inc. acted as our selling agent in connection with the sale of the units. The units were privately placed with three institutional investors: Mainfield Enterprises, Inc., Smithfield Fiduciary LLC, and Portside Growth and Opportunity Fund.

We received an aggregate of $8,907,200 in cash for the units. We paid Credit Lyonnais Securities a total of $512,164 in commissions for their services in the placement from these proceeds and reimbursed the sellers for $25,000 of their expenses. If the additional investment rights included in the units are exercised, we would receive an additional $2,338,150 in cash.

In offering and selling the units, we relied on the exemptions from registration contained in Section 4(2) of the Securities Act of 1933, and in Rule 506 of the Securities and Exchange Commission. We did not, and our agent represented that it did not, use any form of public solicitation in locating the purchasers. Each of the purchasers represented to us that they were an accredited investor, that they were purchasing for investment, and they understood that the units could not be resold without registration or an exemption from registration. We placed legends on the common stock certificates and the additional investment rights noting these restrictions.

The additional investment rights are exercisable at any time until the close of business on February 18, 2004 upon notice to us accompanied by payment of the $9.3526 exercise price. No additional investment right is exercisable, however, if it would cause the holder to beneficially own more than 4.999% of our common stock.

We used the majority of the $8,300,000 of proceeds from the sale of the units to repay borrowings under our credit facilities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES – None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on November 6, 2003. Shareholders holding 9,334,894 shares, or approximately 84.2% of outstanding shares, were represented at the meeting by proxy or in person. Two matters were submitted for vote by the shareholders as follows:

(a) Election of Directors

The following nominees were elected to serve as members of the Board of Directors until the annual meeting of shareholders in 2004 or until such time as a successor may be elected.

	In Favor	Withheld

Frederick H. Ayers	8,698,799	636,095
Dan W. Gladney	8,562,346	772,548
Rick E. Jahnke	8,696,207	638,687
John H.P. Maley	8,559,821	775,073
Richard Nigon	8,682,116	652,778

(b) Amendment to Employee Stock Incentive Plan

An amendment to our employee stock purchase plan to amend the 1998 Stock Incentive Plan was approved by a vote of 3,613,287 shares in favor, 899,295 shares against, 110,847 shares abstaining, and 4,711,465 broker non-votes.

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

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ended December 31, 2003.

A Form 8-K, filed November 13, 2003 furnishing (but not filing) the earnings release for the quarter ended September 30, 2003 and the script for the conference call relating to such earning release.

A Form 8-K, filed November 20, 2003 announcing private placement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPEX TECHNOLOGIES, INC.

February 12, 2004 Date	/s/ Dan W. Gladney Dan W. Gladney President and Chief Executive Officer

February 12, 2004 Date	/s/ Scott P. Youngstrom Scott P. Youngstrom Vice President of Finance (Principal Financial and Accounting Officer)