Form 10-Q
period 2004-03-31
COMPEX TECHNOLOGIES INC
filed 2004-05-14
CIK 64578

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly period Ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________________ to _________________.

Commission File No. 0-9407 COMPEX TECHNOLOGIES, INC. (Exact name of registrant as specified in its charter)

Minnesota	41-0985318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 3, 2004 was:

Common Stock, $.10 par value	12,392,349 Shares

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains a number of “forward-looking statements” where we indicate that we “anticipate,” “believe”, “expect”, “estimate” or use similar words to indicate what might happen in the future. These forward looking statements represent our expectations about future events, including anticipated product introductions; changes in markets, customers and customer order rates; changes in third party reimbursement rates; anticipated levels of expenditure growth in revenue; taxation levels; and the effects of pricing decisions. When used in this 10-Q, the words “anticipate”, “believe”, “expect”, “estimate” and similar expressions are generally intended to identify forward-looking statements. You should evaluate these forward-looking statements in the context of a number of factors that may affect our financial condition and results of operations, including the following:

•	The rates at which our United States medical products are reimbursed varies with each third party payer, and also with each product we sell. Further, the third party payers, including both private payers such as HMOs and insurance companies, and governmental payers such as Medicare and Medicaid, adjust their rates of payment from time to time. We recognize revenue for sale of our products when we have completed documentation based on the overall percentage of our quoted historical experience. Because of the variation in payment, it is not possible for us to estimate and record revenue based on what will be paid by each third party payer for each product we sell. If the mix of products we sell and the payers for the patients to whom we sell products changes, the rate of payment we receive may change. These changes may require an adjustment in our revenue recognition rates and policies, resulting in lower revenue.

•	Like many medical device companies that rely on third party reimbursement entities for payment, we have a large balance of uncollected accounts receivable. We also have a reserve for the portion of those receivables that we estimate will not be collected based on our historical experience. If we cannot collect an amount of receivables that is consistent with historical collection rates, we might be required to increase our reserve and charge off the portion of receivables we cannot collect. This additional “provision” for uncollectible accounts could significantly impact our operating results.

•	In the United States, our products are subject to reimbursement by private and public healthcare reimbursement entities that generally impose limits on reimbursement and strict rules on applications for reimbursement. Changes in the rates, eligibility or requirements for reimbursement, or failure to comply with reimbursement requirements, could cause a reduction in our income from operations.

•	We maintain significant amounts of finished goods inventory on consignment at clinics for distribution to patients. We may not be able to completely control losses of this inventory and, if inventory losses are not consistent with historical experience, we might be required to write off a portion of the carrying value of inventory. Any write-off could both decrease our income currently, and increase the rate at which we provide for additions to the reserve for inventory losses in the future. This increase in the rate of additions to the reserve could affect our income in future periods.

•	The clinical effectiveness of our electrotherapy products has periodically been challenged and the effectiveness of electrotherapy products such as those offered by Compex SA for fitness and health applications has sometimes been questioned. Publicity about the effectiveness of electrotherapy for pain relief or other clinical applications and continued questions about the effectiveness of electrotherapy for conditioning could negatively impact revenue and income from operations.

•	We operate in both the medical and consumer fitness markets, both of which are subject to a significant amount of regulation that affects the way we can advertise our products, sell our products, bill customers for our products and collect payment for our products.

•	The products we sell in our United States medical products business may only be sold on physician prescription and, for most of those products where there is a government sponsored payer, only if we receive detailed documentation from the physician indicating the medical necessity of the product together with forms which we must submit to the paying agency. In most cases, the reimbursement agency, including Medicare, requires strict adherence to the requirements of the form and the failure to properly obtain and maintain the documentation can result in significant fines, penalties, and civil litigation. For example, we were subject to a Medicare whistleblower suit that we settled in 2000 for approximately $1.6 million. Although we believe we have implemented a compliance program designed to detect errors in complying with these regulations, if our program fails, our operations and results could be adversely affected.

•	The manufacture of medical products, and the labeling of those products for sale in the United Sates, requires compliance with quality assurance and labeling regulations of the Food and Drug Administration. Although we believe our manufacturing facilities and operations comply with such regulations, a failure to comply could result in our inability to manufacture and refurbish products until compliance is achieved.

•	The marketing of our consumer products is subject to regulations and oversight by both the FDA and the Federal Trade Commission relating to misleading advertising. The FTC has commenced several enforcement actions against advertisers of abdominal belts during the past few years based on unsubstantiated claims. Although we have attempted to limit the claims made in our advertisements to matters that can be substantiated, if the FTC were to disagree with our conclusions, it could enjoin our marketing of these products for a period of time and impose fines and penalties. Any such actions would have a significant adverse impact on our operations.

•	Approximately 38% of our revenue for the nine months ended March 31, 2004, was generated by Compex SA, a subsidiary headquartered in Switzerland that does business primarily in Europe. There are risks in doing business in international markets which could adversely affect our business, including:

•	regulatory requirements;

•	export restrictions and controls, tariffs and other trade barriers;

•	difficulties in staffing and managing international operations;

•	fluctuations in currency exchange rates;

•	reduced protection for intellectual property rights;

•	seasonal reductions in business activity; and

•	potentially adverse tax assessments.

•	We have not sold substantial volumes of consumer products in the United States, but intend to devote significant resources to market consumer products for health and fitness applications. The consumer market for electrical stimulation products is new and developing, and our success in this market will depend on a number of factors, including:

•	our ability to obtain clearance from the FDA and other regulatory authorities to market the products for all relevant consumer applications;

•	our ability to maintain distribution rights with, and to obtain adequate quantities of product from, the manufacturers of consumer products for which we serve as distributors;

•	our ability to establish consumer demand with a limited marketing budget;

•	our ability to secure contracts and “shelf space” in the United States with significant retailers;

•	the effectiveness of our products for their intended applications.

•	We market and sell several products manufactured by third parties, including abdominal belts and other garment-based consumer products purchased from a manufacturer in Ireland, iontophoresis products manufactured by a company in Utah, traction devices manufactured by a company in Minnesota, and electrodes manufactured by a number of different companies. We generally have less control over the quality and reliability of these third-party products. If the products do not comply with their specifications or otherwise fail to properly function, we may receive an increased amount of returns for which we are primarily responsible, may be required to recall products, may suffer a decrease in product reputation and goodwill in the marketplace, and may be unable to sell products currently on hand. Any of these events could negatively impact our operations, particularly if sale of these third party products becomes a substantial part of our business

•	Our third party distribution contracts, including our contract for purchase from the manufacturer and sale of Slendertone products, may be cancelled by the manufacturer if we do not meet certain sales quotas. Although we believe we are currently in compliance with those contracts, we cannot be certain that we will be able to continue to sell product at the rates these contracts require. Cancellation of our distribution rights could have a significant adverse effect on our revenue and profitability.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     Included herein is the following unaudited condensed financial information:

Consolidated Balance Sheets as of March 31, 2004 and June 30, 2003

Consolidated Statements of Operations for the three months and nine months ended March 31, 2004 and 2003

Consolidated Statements of Cash Flows for the nine months ended March 31, 2004 and 2003

Notes to Consolidated Financial Statements

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
ASSETS	2003	2004
CURRENT ASSETS
Cash and cash equivalents	$5,056,007	$2,124,411
Receivables, less reserves of $15,200,590	24,955,130	27,997,702
and $16,569,767
Inventories -
Raw materials	1,393,470	1,181,061
Work in process	33,670	29,024
Finished goods	10,301,198	13,283,373
Deferred tax assets	4,675,394	4,675,394
Prepaid expenses	2,378,044	1,984,895

Total current assets	48,792,913	51,275,860
Property, plant, and equipment, net	4,536,804	4,723,149
Goodwill	10,583,287	15,843,302
Other intangible assets, net	883,634	684,682
Deferred tax assets	750,926	805,084
Other assets	104,743	135,764

Total assets	$65,652,307	$73,467,841

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$5,363,850	$1,739,654
Notes payable	4,500,000	500,000
Accounts payable	4,028,608	5,201,328
Accrued liabilities -
Payroll	1,567,710	1,772,223
Commissions	679,015	925,912
Income taxes	2,725,341	1,389,488
Other	3,349,986	3,268,192

Total current liabilities	22,214,510	14,796,797

LONG-TERM LIABILITIES
Long-term debt	1,217,268	2,458,400
Deferred tax liabilities	675,885	715,360

Total liabilities	24,107,663	17,970,557

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value: 30,000,000 shares authorized;	1,094,847	1,239,235
issued and outstanding 10,948,469 and 12,392,349 shares, respectively
Preferred stock, no par value: 5,000,000 shares authorized;	—	—
none issued and outstanding
Additional paid in capital	21,650,978	32,685,534
Accumulated other non-owner changes in equity	1,870,183	2,632,404
Retained earnings	16,928,636	18,940,111

Total stockholders’ equity	41,544,644	55,497,284

Total liabilities and stockholders’ equity	$65,652,307	$73,467,841

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2003	2004	2003	2004
Net sales and rental revenue	$19,143,348	$21,651,597	$55,616,168	$63,272,462
Cost of sales and rentals	5,705,660	7,080,552	16,930,342	20,678,305

Gross profit	13,437,688	14,571,045	38,685,826	42,594,157
Operating expenses:
Selling, general and administrative	10,647,803	13,005,369	31,358,340	36,897,777
Research and development	572,396	779,634	1,613,972	2,054,784

Total operating expenses	11,220,199	13,785,003	32,972,312	38,952,561

Income from operations	2,217,489	786,042	5,713,514	3,641,596
Other income (expense):
Interest expense	(102,375)	(80,686)	(316,490)	(377,297)
Other	34,328	9,379	77,677	87,176

Income before income taxes	2,149,442	714,735	5,474,701	3,351,475
Income tax provision	794,000	286,000	2,190,000	1,340,000

Net income	$1,355,442	$428,735	3,284,701	$2,011,475

Net income per common and common equivalent share
Basic	$0.12	0.03	$0.30	$0.17

Diluted	$0.12	$0.03	$0.30	$0.16

Weighted average number of shares outstanding
Basic	10,934,858	12,257,734	10,945,773	11,612,383

Diluted	10,973,212	13,265,374	11,027,183	12,561,855

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31
	2003	2004
OPERATING ACTIVITIES:
Net income	$3,284,701	$2,011,475
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,225,914	1,354,426
Amortization of unearned compensation	77,813	33,078
Change in deferred taxes	(3,464)	(11,031)
Changes in current assets and liabilities — net of amounts acquired in acquisition
Receivables	596,983	(3,248,716)
Inventories	(1,000,709)	(633,572)
Prepaid expenses	(122,079)	1,221,013
Accounts payable	(783,220)	(494,377)
Accrued liabilities	(1,751,994)	(2,387,502)

Net cash provided by (used in) operating activities	1,523,945	(2,155,206)

INVESTING ACTIVITIES:
Purchase of property and equipment	(762,470)	(1,129,738)
Cash paid in acquisition, net of cash received	—	(3,389,912)
Changes in other assets, net	37,190	(236,504)

Net cash used in investing activities	(725,280)	(4,756,154)

FINANCING ACTIVITIES:
Proceeds from new debt financing	—	3,835,501
Principal payments on long-term obligations	(1,903,600)	(7,267,549)
Proceeds from (payments on) line of credit, net	2,800,000	(4,000,000)
Proceeds from stock offering	—	10,545,795
Proceeds from exercise of stock options	52,527	398,493
Proceeds from employee stock purchase plan	20,909	201,578

Net cash provided by financing activities	969,836	3,713,818

Effect of exchange rates on cash and cash equivalents	(235,538)	265,946

Net increase (decrease) in cash and cash equivalents	1,532,963	(2,931,596)
Cash and cash equivalents at beginning of period	2,086,650	5,056,007

Cash and cash equivalents at end of period	$3,619,613	$2,124,411

Supplemental cash flow information
Interest paid	$306,144	$377,298

Income taxes paid	$2,170,149	$2,382,723

Non-cash Transaction
Goodwill adjustment	$—	$300,000

COMPEX TECHNOLOGES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

1. Accounting Policies

     The amounts set forth in the preceding financial statements are unaudited as of and for the periods ended March 31, 2004 and 2003 but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the periods presented. Such results are not necessarily indicative of results for the full year. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2003 included in the Company’s Annual Report on Form 10-K.

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

     Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		Three Months Ended		Nine Months Ended
		March 31		March 31
		2003	2004	2003	2004
Net Income	As reported	$1,355,442	$428,735	$3,284,701	$2,011,475
	Pro forma option expense, net of tax	(161,115)	(214,351)	(393,176)	(607,006)
	Pro forma	$1,194,327	$214,384	$2,891,525	$1,404,469
Basic earnings	As reported	$0.12	$0.03	$0.30	$0.17
per share	Pro forma	0.11	0.02	0.26	0.12
Diluted earnings	As reported	$0.12	$0.03	$0.30	$0.16
per share	Pro forma	0.11	0.02	0.26	0.11

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2004: dividend yield of 0%; expected volatility of 57.6% and 61.4%; risk-free interest rate of 4.82% and 2.91%; and expected lives of 5 years.

4. Stock Offering

     Compex received net proceeds from the sale of common stock to certain shareholders in a private placement, completed on November 20, 2003, of approximately $8.3 million and approximately $2.3 million of additional investment rights exercised on February 18, 2004. Compex has used these proceeds to reduce indebtedness, and intends to use the balance of the proceeds for marketing and other expenses incurred in expanding its consumer business, and for other general working capital requirements.

     On December 4, 2003, the Company filed a registration statement on Form S-3 to register the sale of 1,250,000 shares of common stock held by three shareholders who purchased these securities in the previously mentioned private placements plus exercising their additional investment rights.

5. Note Payable and Long Term Debt

     The Company has a $5,000,000 U. S. credit facility which provides for revolving borrowings at varying rates based either on the bank’s prime rate or LIBOR. As of March 31, 2004, there were borrowings outstanding of $500,000 on the revolving credit line. The Company currently has $4,500,000 available under the revolving credit line. Borrowings under the U. S. credit facility are secured by substantially all assets of the Company other than those pledged as collateral on existing lease or mortgage obligations. The weighted average rate on borrowings under the revolving line of credit was 4.00%.

     The Company was in compliance with all financial covenants in its U. S. credit agreement as of March 31, 2004 and for the period then ended.

     The Company has a $4,975,000 Swiss credit facility that provides for a three-year term loan at varying rates. As of March 31, 2004, there were borrowings outstanding of $4,126,901 under this credit facility. Borrowings under this credit facility were used to fund the acquisition of Filsport Assistance S.r.l. on July 3, 2003. Borrowings under the Swiss credit facility are secured by all of the equity interest held by the Company’s Swiss subsidiary in Filsport. The first advance on the loan bears interest at 3.69%, the second advance bears interest at 4.09%, and the third and final advance bears interest at 4.40%.

     The Company was in compliance with all financial covenants in its Swiss Credit agreement as of March 31, 2004 and for the period then ended.

6. Per Share Data

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

	For the Three Months Ended		For the Nine Months Ended
	March 31		March 31
	2003	2004	2003	2004
Numerator
Net Income	$1,355,442	$428,735	$3,284,701	$2,011,475
Denominator
Denominator for basic net income per share — weighted average shares outstanding	10,934,858	12,257,734	10,945,773	11,612,383
Effect of dilutive stock options	38,354	1,007,640	81,410	949,472
Denominator for diluted net income per share — weighted

average shares outstanding	10,973,212	13,265,374	11,027,183	12,561,855

Basic net income per share	$0.12	$0.03	$0.30	$0.17
Diluted net income per share	0.12	0.03	0.30	0.16

     Employee stock options of 92,000 and 48,669 for the third quarter and nine months ended March 31, 2004, have been excluded from the diluted net income per share calculation because their effect would be anti-dilutive. For the third quarter and nine months ended March 31, 2003, employee options of 1,499,500 and 1,031,967 have been excluded from the diluted net income per share calculation because their effect would be anti-dilutive.

7. Comprehensive Income

     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components. Adjustments to comprehensive income for the nine months ended March 31, 2004 and March 31, 2003 consisted solely of gains on translation of its foreign subsidiary financial statements from the functional currency to US dollars of $762,000 and $706,000, respectively, resulting in total comprehensive income of $2,773,000 and $3,991,000, respectively.

8. Business Acquisition

     Acquisition of Filsport Assistance S.r.l.:

     On July 3, 2003, the Company acquired substantially all the capital stock of Filsport Assistance S.r.l., an independent distributor of the Compex® brand of consumer products in Italy. The transaction involved an exchange of approximately $4.9 million in cash for stock and provides for additional contingent consideration of up to 950,000 Euros if a certain performance milestone is achieved following the transaction. As of March 31, 2004, these performance milestones were not achieved and if current trends continue, the additional consideration will not have to be provided. The acquisition was financed through a newly-established credit facility and with existing funds. Prior to the acquisition, Filsport operated under an exclusive distribution arrangement and accounted for 25% of Compex SA total sales (10% of consolidated sales) in fiscal 2003. The purchase consideration exceeded the net fair value of tangible assets by $4,511,888 and was assigned to goodwill.

     Pro forma operating results of the Company as if Filsport had been acquired at the beginning of fiscal 2003 are as follows (unaudited):

	For the Three Months	For the Nine Months
	Ended	Ended
	March 31, 2003	March 31, 2003
Net Sales	$22,354,286	$65,076,215
Income before taxes	2,367,471	5,827,690
Net Income	1,465,634	3,463,102
Earnings per share
Basic	$0.13	$0.32
Diluted	0.13	0.31

     The Company used a new term loan and a credit line to finance this business acquisition. The fair value of the assets and liabilities of the acquired company are presented as follows:

As of
March 31, 2004
Accounts Receivable	$2,193,589
Inventories	1,775,876
Prepaid Expenses	681,888
Property and equipment, net	135,748
Goodwill	4,511,888
Other long-term assets	39,821
Accounts payable	(1,415,652)
Accrued liabilities	(1,179,090)
Liabilities forgiven	(2,563,870)
Long-term liabilities	(790,286)

Net assets acquired	$3,389,912

9. Segment Information

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

	For the Nine Months Ended
	March 31
	2003	2004
U.S. revenue	$36,178,747	$39,211,495
Foreign revenue	19,437,421	24,060,967

	$55,616,168	$63,272,462

     Net revenue by product line was as follows:

	For the Nine Months Ended
	March 31
	2003	2004
Rehabilitation products	$11,307,660	$13,484,038
Pain management	11,500,920	12,240,048
Consumer products	14,059,371	18,466,046
Accessories and supplies	18,748,217	19,082,330

	$55,616,168	$63,272,462

     During the first nine months of fiscal 2003, one customer accounted for approximately 10% of consolidated revenue. This customer represented approximately 5% of total accounts receivable at March 31, 2003.

10. Commitments

     The Company expects to invest in sales and marketing, and in inventory and infrastructure, over the next twelve months to introduce these products and the Compex sport products to the United States markets. The Company started this process during fiscal 2003 and continues to invest more in fiscal 2004 based on our experience. The Company may also apply cash to acquisitions during future periods.

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

     Carrying Value of Intangible Assets. We had a balance of intangible assets of approximately $16.5 million at March 31, 2004, most of which constituted goodwill and the value of acquired technology from several acquisitions. We are required to charge-off the carrying value of identifiable intangibles, long-lived assets and related goodwill to the extent it may not be recoverable. We annually assess the impairment of identifiable intangibles, long-lived assets and related goodwill or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important which could trigger an impairment provision include the following:

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

Results of Operations

     Although our revenues continued to grow during the third fiscal quarter at a rate that met our expectations, a large component of that growth was represented by favorable exchange rates that impact the European revenue we report. Although these exchange rates caused increases in our recorded revenue from European operations, they caused corresponding increases in expense from European operations, impacting our profitability for the quarter. Without giving effect to exchange rates, our European operations performed poorly during the quarter, reflecting both a very poor economic environment for consumer goods in Europe and continued difficulty in managing operations in several geographies.

     Our United States medical products business performed very well during the quarter, showing both increased revenue and profitability, with some pressure on margins because of a change in product mix. We also made progress in our United States consumer business during the quarter, executing a celebrity endorsement contract and devoting considerable resources to market the business. Nevertheless, because it has taken us longer than anticipated to commence this marketing process, our revenues from the United States consumer business have lagged behind and did not contribute substantially to revenue for the quarter.

     The combination of favorable exchange rates that increased reported revenue but also expense, with increased expenditure in consumer products marketing that has not yet been matched with revenue from consumer products, caused us to meet our revenue expectations, but to substantially miss our expectations for income for the quarter.

     The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2003	2004	2003	2004
Net sales and rental revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales and rentals	29.8	32.7	30.4	32.7
Gross profit	70.2	67.3	69.6	67.3
Operating expenses
Selling, general and administrative	55.6	60.1	56.4	58.4
Research and development	3.0	3.6	2.9	3.2

Total operating expenses	58.6	63.7	59.3	61.6
Income from operations	11.6	3.6	10.3	5.8
Other expense, net	0.4	0.3	0.5	0.5
Income tax provision	4.1	1.3	3.9	2.1

Net Income	7.1	2.0	5.9	3.2

     Our revenue increased by 13% to $21,652,000 during the quarter ended March 31, 2004 from $19,143,000 during the quarter ended March 31, 2003, and increased 14% to $63,272,000 during the nine months ended March 31, 2004 from $55,616,000 during the nine months ended March 31, 2003. Increases in both our domestic medical business and in our consumer business in Europe, accounted for 7% of the increase with 6% of the increase a result of favorable exchange rates. For the nine-month period, increases in both business segments accounted for 8% of the increase with 6% due to favorable exchange rates.

U.S. revenue for the quarter was $13.4 million, up 11% from the prior year’s quarter of $12.1 million. U.S. revenue for the nine-month period ended March 31, 2004, was $39.2 million, up 8% from the $36.2 million for the comparable period last year. On a sequential basis, U.S. revenue was relatively unchanged versus the fiscal second quarter. Our direct sales business in the United States posted a revenue increase of 10% for the quarter and 7% for the nine-month period ended March 31, 2004, as compared to the comparable periods last year. This increase is primarily due to an increase in sales and rentals of medical devices, reflecting our ongoing expansion of our direct selling efforts to the physician markets. This is partially offset by a 1.5% increase in our sales credit reserve as compared to our reserve percentage in comparable prior periods. This increase in credit reserve reflects a modest shift in our revenue mix from the higher reimbursement workers’ compensation/personal injury segment to the group contract insurance segment. The company monitors the reserve balances quarterly and makes adjustments to the reserve as deemed necessary. We continued to expand our direct unit sales and rental business through the acquisition of BMR-Neurotech, which was included in our results of operations for the period ended March 31, 2004, but not the period ended March 31, 2003, as the acquisition occurred in May 2003.

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

     Our European operations posted a revenue increase of 20% for the quarter. Approximately 17% was generated by a favorable impact of exchange rates, reflecting the strength of the euro versus the dollar. The acquisition of Filsport in Italy accounted for 12% and revenue from the addition of Slendertone products contributed 4% to our European revenue increase. This increase was partially offset by a 13% decrease in sales of our Compex line of products. The actual number of Compex units sold are down 6% when compared to prior year unit sales. Additionally, the product mix shifted toward our newly introduced lower-priced models. We recently introduced the “Energy” line of products targeted at the health and wellness markets, which is an entirely new market opportunity for us. The price points for this market are below our higher priced models for competitive athletes.

     Revenue by product line during the quarter ended March 31, 2004 was roughly $4.4 million in rehabilitation products, $4.3 million in pain management products, $6.4 million in consumer products, and $6.5 million in accessories and supplies. All revenue segments, except accessories and supplies, were above prior year amounts with consumer products reflecting the largest nominal increase. Our increase in consumer products revenue is primarily attributable to our Italian acquisition and Slendertone product sales in Europe. Revenue from accessories and supplies is below prior year amounts due primarily to the slowdown of our European consumer business discussed earlier, and a slight reduction in our average selling prices for our domestic medical supplies due to pricing competition.

     Our gross profit was $14,571,000 or 67.3% of revenue during the quarter, and $42,594,000 or 67.3% of revenue during the nine months ended March 31, 2004. This compares to gross profit of $13,438,000 or 70.2% of revenue in the quarter and $38,686,000 or 69.6% of revenue during the nine months ended March 31, 2003. The overall decrease in margin percentage is primarily due to a decrease in our higher margin accessories and supplies as a percentage of total revenue in both the three months and the nine months ended March 31, 2004 as compared to prior year and lower average selling prices in Europe due to the introduction of our fitness line of Compex products.. We anticipate gross profit to stabilize in the lower 60% range as our domestic consumer business becomes a greater percentage of our revenue and as we enter the health and wellness markets in Europe. Cost of sales and gross profit for periods ended March 31, 2004 also reflect the sale of inventory that was acquired in the Filsport acquisition which, because Filsport was a distributor, has a higher cost than inventory we have manufactured and sold through Filsport after this acquired inventory was sold. Subsequently, the majority of the inventory that was acquired as a part of the Filsport acquisition has been sold. In the future, our margin in Italy is expected to be consistent with the margin in our other European countries.

     For the quarter ended March 31, 2004, our selling, general and administrative expenses increased 22% to $13,005,000 or 60.1% of revenue, from $10,648,000 or 55.6% of revenue for the same quarter last year. Our selling, general and administrative expenses increased 18% to $36,898,000 or 58.3% of revenue during the nine months ended March 31, 2004, compared to $31,358,000 or 56.4% of revenue during the nine months ended March 31, 2003. Selling, general and administrative expenses associated with the July 2003 acquisition of Filsport and the marketing expenses for our new consumer products both domestically and in Europe contributed significantly to the increases in 2004. We have also increased the number of our direct sales employees to 58 as of March 31, 2004 as compared to 40 for the same period last year. This reflects our commitment to a direct physician selling model. Additionally, foreign currency exchange rates, which effectively increase our expenses from our European operations, contributed approximately 4% of the increase of general and administrative expenses for the quarter. We have finalized contracts with several individuals who have expressed an interest in endorsing our products that require specific payments as part of these expenditures. We will continue to devote substantial resources to marketing our consumer products during the reminder of fiscal 2004 and currently expect to increase our promotion and advertising expenditures for both Slendertone and Compex as these products require a continuous marketing push. We will also incur additional administrative expense as we work to complete the documentation of internal controls to meet the requirements of Sarbanes Oxley. We started this process in the second fiscal quarter. Although our timeline for compliance has been deferred by one year, we plan to continue to devote resources to this process through this fiscal year. In future periods, internal control compliance expenses will become an ongoing part of our selling, general, and administrative expenditures. Accordingly, we expect the rate of selling, general, and administrative expenditures to increase slightly during the fourth quarter of this year.

     Our research and development expenses increased 36% to $780,000 in the third quarter of fiscal 2004 from $572,000 in the third quarter of fiscal 2003. For the nine months ended March 31, 2004, research and development costs increased 27% to $2,055,000 from $1,614,000 for the same period ended March 31, 2003. Approximately 16% and 17% of the increases, respectively, are due to the effects of foreign exchange rates. We anticipate the R&D spending will increase slightly in absolute dollars as we continue to pursue new complementary products, such as our IFII medical device, our Energy and Body line of consumer products in Europe, and our Fitness Trainer model to be introduced in the domestic consumer market. Our R&D spending will decrease as a percentage of revenue in future periods as our quarterly revenue from consumer products increases.

     Interest expense decreased 21% to $81,000 in the third quarter of fiscal year 2004 from $102,000 in the third quarter of fiscal year 2003. Interest expense increased 19% to $377,000 from $316,000 for the comparable nine-month periods. The increase for the nine-month period was due to balances outstanding under the newly established $3,300,000 credit facility with a bank in Switzerland that we used to finance the acquisition of Filsport on July 3, 2003. The decrease for the quarter was due to repayments under our US credit facility. We anticipate reduced interest expense in coming quarters as long as our debt levels remain comparable to current levels.

     The provision for income taxes was 40% for the fiscal 2004 and 40% in fiscal 2003. The tax rate was lowered in the third quarter of fiscal 2003 from 42% to 40% after a preliminary review of the tax rates in several of our European tax jurisdictions. We believe that 40% is a reasonable estimate of the effective rate for fiscal 2004 based on our most recent estimates of tax liabilities in the U.S. and in the various European tax authorities. We anticipate our final review of our consolidated tax provision to be completed prior to our year-end.

     As a result of the above activity, our net income decreased to $429,000 in the third quarter of fiscal 2004 from $1,355,000 in the third quarter of fiscal 2003. For the nine months ended March 31, 2004, net income decreased to $2,011,000 from $3,285,000 during the same period in fiscal 2003. Diluted earnings per share decreased from $0.12 during the quarter ended March 31, 2003 to $0.03 during the quarter ended March 31, 2004 and diluted earnings per share decreased from $.30 to $.16 per share for the nine-month period.

Liquidity and Capital Resources

     On July 3, 2003, we acquired all the capital stock of Filsport Assistance S.r.l., an independent distributor of the Compex® brand of consumer products in Italy. The transaction involved an exchange of approximately $4.9 million in cash for stock and requires that we pay additional contingent consideration if a certain performance milestone is achieved following the transaction. The acquisition was financed through a newly-established credit facility and with existing funds. Prior to the acquisition, Filsport operated under an exclusive distribution arrangement and accounted for 25% of Compex SA total sales (10% of consolidated sales) in fiscal 2003. The purchase consideration exceeded the net fair value of tangible assets by $4,511,888 that was assigned to goodwill.

On November 19, 2003, we entered into definitive agreements with three independent institutional accredited investors for the private placement of 1,000,000 units of our securities at a purchase price of $8.9072 per unit. Each unit consisted of one share of our common stock, $.10 par value per share, and an additional right to purchase a quarter of a share of our common stock at $9.3526 per share. The additional investment rights were exercised on February 18, 2004. The net proceeds, including the proceeds from the exercise of the additional investor rights, were approximately $10.5 million. We have used a majority of the proceeds to reduce borrowings under our long-term and short-term credit facilities.

     For the nine months ended March 31, 2004, our operating activities used cash of $1,855,☐ The $3,365,901 that we generated during the period through net income, after adjustment for non-cash depreciation and amortization, was offset by a $3,249,000 increase in accounts receivable, a $634,000 increase in inventory and a $2,882,000 decrease in accounts payable and accrued liabilities. The increase in receivables was primarily a result of increased revenue, the translation effect when converting our European receivables to U.S. dollars, slower collections in Europe as a result of the slow economy and a slight change in revenue mix in our U.S. medical product sales. Our reserve for uncollectible receivables increased by approximately $1.4 million during the nine months ended March 31, 2004, but decreased as a percentage of receivables from 38% to 37%. The reserve will continue to decrease as a percentage of total receivables as our consumer business continues to grow as a percentage of our overall revenue. The increase in inventory is primarily due to additional purchases of Slendertone inventory in Europe. The decrease in accounts payable and accrued liabilities related to year-end June 30, 2003 timing differences and the payment of estimated income taxes during the 2004 fiscal year.

     We used $5,056,000 in investing activities in the first nine months of fiscal 2004, including $3,390,000 to fund the net cash purchase price of Filsport Assistance S.r.l. and $1,130,000 for net purchases of property and equipment, primarily clinical and rental equipment.

     Our financing activities generated $3,714,000 of cash during the nine months ended March 31, 2004. We raised $10,546,000 through the private placement of 1,250,000 shares of the company’s common stock described above and an additional $3,836,000 through borrowings under our Swiss credit line to finance the Filsport Assistance acquisition. We used $11,268,000 to repay borrowings under our U. S. credit facility and to pay-off other long-term debt. At March 31, 2004, a total of $500,000 remains outstanding under the U. S. facility. Our U. S. credit facility has a maturity date of June 30, 2004, and we expect that all of the borrowings under this credit facility will be repaid prior to the maturity date. We believe that the agreement could be extended, with similar terms, with the current financial institution and another facility could be put in place.

     We currently expect to invest in sales and marketing, and in inventory and infrastructure, over the next twelve months to introduce these products and the Compex sport products to the United States markets. We started this process during fiscal 2003 and intend to invest more in fiscal 2004 based on our experience. We may also apply cash to acquisitions during future periods.

     We have engaged several celebrities who have endorsed our consumer products to act as our spokespersons in promoting those products and have agreed to pay them for their services in appearing in advertisements and for use of their names. We have contractual commitments under these agreements totaling approximately $175,000 for the remainder of the 2004 fiscal year, totaling approximately $800,000 for the year ending June 30, 2005, and totaling approximately $900,000 for the year ending June 30, 2006.

     We believe that available cash and borrowings under our credit lines will be adequate to fund cash requirements for the current fiscal year and the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     During the quarter ended March 31, 2004, our revenue originating outside the U.S. was 38% of total revenue, substantially all of which was denominated in the local functional currency. Currently, we do not employ currency-hedging strategies to reduce the risks associated with the fluctuation of foreign currency exchange rates.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In late January 2001, we were served with documents in connection with a product liability case brought in the California Superior Court for Solano County. Although we had no record of the proceedings, the action had progressed to the entry of a default judgment on January 11, 2001. We appealed the default judgment to the California Court of Appeals in March 2001. In late January 2001, we were served with documents in connection with a product liability case brought in the California Superior Court for Solano County. Although we had no record of the proceedings, the action had progressed to the entry of a default judgment on January 11, 2001. We appealed the default judgment to the California Court of Appeals in March 2001. On May 10, 2002, the appeals court overturned the default judgment holding that there was no valid complaint against us. The plaintiff in this case has indicated that they intend to submit an amended complaint, but unless and until they do, there is no pending suit in this matter. Plaintiff then filed an appeal with respect to other defendants, and the appeal was dismissed. The case is being remitted to the trial court.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

     (f) Securities Sold without registration under the Securities Act of 1933.

     On November 20, 2003, and in accordance with a purchase agreement we signed on November 19, 2003, we privately placed a total of 1,000,000 units of our equity securities at a purchase price of $8.9072 per unit. Each unit consisted of one share of our common stock, $.10 par value per share, and an additional right to purchase a quarter of a share of our common stock at $9.3526 per share. On February 17 and 18, 2004, the three purchasers of the units exercised the additional investment rights, purchasing 250,000 shares of our common stock for aggregate payments to the Company of $2,338,150. We paid Credit Lyonnais Securities (USA) Inc., which acted as our selling agent in connection with the sale of the units, commissions of $134,443.63 on exercise of the additional investment rights.

     In offering and selling the units, and the common stock on exercise of the additional investment rights, we relied on the exemptions from registration contained in Section 4(2) of the Securities Act of 1933, and in Rule 506 of the Securities and Exchange Commission. We did not, and our agent represented that it did not, use any form of public solicitation in locating the purchasers. Each of the purchasers represented to us that they were an accredited investor, that they were purchasing for investment, and they understood that the units could not be resold without registration or an exemption from registration. We placed legends on the common stock certificates and the additional investment rights noting these restrictions. We filed a registration statement relating to resale of the common stock included in the units, and the common stock issued upon exercise of the additional investment rights, on December 4, 2003 and the registration statement was declared effective on December 12, 2003.

     We used the $2.2 million of net proceeds from the sale of the common stock on exercise of the additional investment rights to repay borrowings under our credit facilities and other long-term debt.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES — None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS — None

ITEM 5. OTHER INFORMATION — None

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
A Form 8-K, filed February 12, 2004 furnishing (but not filing) the earnings release for the quarter ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPEX TECHNOLOGIES, INC.

May 14, 2004	/s/ Dan W. Gladney

Date	Dan W. Gladney President and Chief Executive Officer

May 14, 2004	/s/ Scott P. Youngstrom

Date	Scott P. Youngstrom Vice President of Finance (Principal Financial and Accounting Officer)