Form 10-K
period 2004-06-30
COMPEX TECHNOLOGIES INC
filed 2004-09-28
CIK 64578

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2004

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____

Commission File Number 0-9407

COMPEX TECHNOLOGIES, INC.

(Name of Registrant as specified in its charter)

Minnesota (State of Incorporation)	41-0985318 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.        $102,503,339

The number of shares outstanding of each of the Company’s classes of common stock, as of September 9, 2004, was: Common Stock, $.10 par value, 12,435,747 shares.

Documents incorporated by reference. Certain specified portions of the Company’s definitive proxy statement for the annual meeting of shareholders to be held November 11, 2004 are incorporated by reference in response to Part III.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Our Annual Report on Form 10-K contains a number of “forward-looking statements” where we indicate that we “anticipate,” “believe,” “expect” or “estimate” or use similar words to indicate what might happen in the future. These forward looking statements represent our expectations about future events, including anticipated product introductions; changes in markets, customers and customer order rates; changes in third party reimbursement rates; expenditures for research and development; growth in revenue; taxation levels; and the effects of pricing decisions. When used in this 10-K, the words “anticipate,” “believe,” “expect,” “estimate” and similar expressions are generally intended to identify forward-looking statements. You should evaluate these forward-looking statements in the context of a number of factors that may affect our financial condition and results of operations, including the following:

•	We maintain a reserve against the revenue we record for sales allowances on the contracted or negotiated sales and rental prices. Many third party reimbursement entities maintain schedules of the amount of sales and rental rates for our medical products that they will reimburse. Because it is difficult to collect from patients the excess of our contract price over these scheduled rates, and because our acceptance of the payment from the reimbursement entity in some cases constitutes acceptance of that rate for our sales or rental price, we normally do not pursue collection of the excess. The rate schedules from the various reimbursement entities vary and we do no know in advance the rates of reimbursement for all of our products from all of the reimbursement entities that may cover the patients that use our products. When we record revenue upon billing of a patient or health care provider, we offset the sales and rental prices, before recording it as revenue, with an allowance based on our historical experience of a blended average rate schedule of the reimbursement entities, weighting our current experience with known rates from larger entities. Nevertheless, to the extent there is a shift in the reimbursement entities that pay for sales or rentals of our products, or to the extent the reimbursement rate schedules of third party reimbursement entities change, our allowance may be inaccurate and we may be required to record additional allowances, resulting in a reduction in our revenue, with a corresponding reduction in net revenue and income.

•	Like many medical device companies that rely on third party reimbursement entities for payment, we have a large balance of uncollected accounts receivable. We also have a reserve for the portion of those receivables that we estimate will not be collected based on our historical experience. If we cannot collect an amount of receivables that is consistent with historical collection rates, we might be required to increase our reserve and charge off the portion of receivables we cannot collect. This additional “provision” for uncollectible accounts could significantly impact our operating results.

•	In the United States, our products are subject to reimbursement by private and public healthcare reimbursement entities that generally impose strict rules on applications for reimbursement. Changes in eligibility or requirements for reimbursement, or failure to comply with reimbursement requirements, could cause a reduction in our income from operations.

•	Healthcare reform, the expansion of managed care organizations and buying groups, and continued legislative pressure to control healthcare costs have all contributed to downward pressure on reimbursement rates and the prices of our medical products. Under the Medicare Modernization Act, Medicare is prohibited from increasing reimbursement rates for durable medical equipment, such as our medical products, through 2008. Further, this Act requires that Medicare commence a competitive bidding process for off-the-shelf products, such as our TENS devices, in 2007. Although this process will not initially be nationwide and is not binding on private reimbursement entities, we expect that Medicare and most reimbursement entities will be inclined to adjust their rate schedules based on the bidding results. Further, increasing healthcare costs has caused the formation of buying groups that enter into preferred supplier arrangements with one or more manufacturers of medical products in return for price discounts. If we are not able to obtain preferred supplier commitments from major buying groups or retain those commitments that we currently have, our sales and profitability could be adversely affected.

•	The products we sell in our United States medical products business may only be sold on physician prescription and, for most of those products where there is a government sponsored payor, only if we receive detailed documentation from the physician indicating the medical necessity of the product, together with forms which we must submit to the paying agency. In most cases, the reimbursement agency, including Medicare, requires strict adherence to the requirements of the form and the failure to properly obtain and maintain the documentation can result in significant fines, penalties, and civil litigation. For example, we were subject to a Medicare whistleblower suit that we settled in 2000 for approximately $1.6 million. Although we believe we have implemented a compliance program designed to detect errors in complying with these regulations, if our program fails, our operations and results could be adversely affected.

•	The clinical effectiveness of our electrotherapy products has periodically been challenged and the effectiveness of electrotherapy products such as those offered by Compex for fitness and health applications has sometimes been questioned. Publicity about the effectiveness of electrotherapy for pain relief or other clinical applications and continued questions about the effectiveness of electrotherapy for conditioning could negatively impact revenue and income from operations.

•	We maintain significant amounts of finished goods inventory on consignment at clinics for distribution to patients. We may not be able to completely control losses of this inventory and, if inventory losses are not consistent with historical experience, we might be required to write off a portion of the carrying value of inventory.

•	The manufacture of medical and consumer products, and the labeling of those products for sale in the United Sates, requires compliance with quality assurance and labeling regulations of the Food and Drug Administration. Although we believe our manufacturing facilities and operations comply with these regulations, a failure to comply could result in our inability to manufacture, refurbish, and sell products until compliance is achieved.

•	The marketing of our consumer products is subject to regulations and oversight by both the FDA and the Federal Trade Commission relating to misleading advertising. The FTC has commenced several enforcement actions against advertisers of abdominal belts during the past few years based on unsubstantiated claims. Although we have attempted to limit the claims made in our advertisements to matters that can be substantiated, if the FTC were to disagree with our conclusions, it could enjoin our marketing of these products for a period of time and impose fines and penalties. Any such actions would have a significant adverse impact on our operations.

•	We operate in both the medical device and consumer products markets, both of which are subject to a significant amount of regulation that affects the way we can advertise our products, sell our products, bill customers for our products and collect payment for our products.

•	We have not sold substantial volumes of consumer products in the United States, but intend to devote significant resources to market consumer products for health and fitness applications. The consumer market for electrical stimulation products is new and developing, and our success in this market will depend on a number of factors, including:

•	our ability to obtain clearance from the FDA and other regulatory authorities to market the products for all relevant consumer applications;

•	our ability to maintain distribution rights with, and to obtain adequate quantities of product from, the manufacturers of consumer products for which we serve as distributors;

•	our ability to establish consumer demand with a limited marketing budget;

•	our ability to secure “shelf space” in the United States with significant retailers; and,

•	the effectiveness of our products for their intended applications

•	We market and sell several products manufactured by a number of different companies, including abdominal belts and other garment-based consumer products, iontophoresis products, traction devices, and electrodes. We generally have less control over the quality and reliability of these third-party products. If these products do not comply with their specifications or otherwise fail to properly function, we may receive an increased amount of returns for which we are primarily responsible, may be required to recall products, may suffer a decrease in product reputation and goodwill in the marketplace, and may be unable to sell products currently on hand. Any of these events could negatively impact our operations, particularly if sale of these third party products becomes a substantial part of our business.

•	The terms of our third party distribution contracts, including our contracts for Slendertone products, may be altered if we do not meet the contract requirements. Although we believe we are currently in compliance with those contracts, we cannot be certain that we will be able to continue to sell product at the rates these contracts require. In particular, our contract for sale of Slendertone product in Europe currently calls for minimum purchases in excess of what we have budgeted for the coming year. Although we believe that we will be able to renegotiate this contract if we do not meet these minimums, we cannot be certain that we will be able to do so on similar terms, or at all.

•	Approximately 39% of our revenue for the year ended June 30, 2004 was generated by Compex SA, a subsidiary headquartered in Switzerland that does business primarily in Europe. There are risks in doing business in international markets which could adversely affect our business, including:

•	regulatory requirements;

•	export restrictions and controls, tariffs and other trade barriers;

•	difficulties in staffing and managing international operations;

•	fluctuations in currency exchange rates;

•	reduced protection for intellectual property rights;

•	changes in political and economic conditions;

•	seasonal reductions in business activity; and

•	potentially adverse tax assessments.

•	Although our products were among the first products sold for muscle toning and conditioning in Europe, the consumer markets for these products in some of the geographies have matured, and we have increasingly become subject to competition from lower cost products. Although we believe that we have maintained our reputation as the manufacturer of the highest quality products in these markets, the introduction and sale of lower cost products has caused some erosion of our sales volumes in these geographies and pressure on the price we charge for our products.

•	The revenue we have reported during the past two years, and to a lesser extent the income we have reported, has benefited from the decreasing value of the dollar in Europe, where Compex S.A operates. Because we bill for and account for sales in Europe in local currency, during periods in which US currency is devalued, sales of the same number of products at the same prices in Europe will result in our recording increasing sales revenue after conversion to US currency. Conversely, if US currency increases in value relative to the Euro and other European currencies in the future, we would report less revenue and potentially less income even at times when our operations in Europe continued to perform at historical levels. A large or rapid increase in the value of the dollar relative to the Euro could have a significant adverse impact on our reported revenue.

PART I

Item 1. Business

General

Compex Technologies, Inc. designs and manufactures electrical stimulation products for pain management, rehabilitation, fitness and sports performance enhancement. Our products are used in clinical, home healthcare, sports and occupational medicine settings. We were incorporated as Medical Devices, Inc., a Minnesota corporation, in 1972. In 1994, we changed our name to Rehabilicare Inc. and in December 2002, we changed our name to Compex Technologies, Inc. (NASDAQ: CMPX).

Our products are based on electrical stimulation technologies designed to improve health, wellness, athletic performance, and fitness. More specifically, we design, manufacture, distribute, sell and rent electrical stimulation products that use different modalities to deliver electrical current through electrodes placed on the skin for rehabilitation, edema reduction, and pain management as medical devices, and for sports performance enhancement and muscle toning as consumer products. Our portfolio of products includes neuromuscular electrical stimulation (NMES), pulsed direct current stimulation (PDC), transcutaneous electrical nerve stimulation (TENS), interferential stimulation (IF), ultrasound and iontophoresis devices, accessories and supplies. Our medical device product lines include rehabilitation, edema reduction, and pain management devices generally used by, or under the direction of, physicians, nurses, therapists, hospitals and clinics. For the most part, our products are sold under the Rehabilicare® name for prescription medical devices in the United States and the Compex® name for medical devices in Europe. In some European countries, our medical devices do not require a prescription and are sold over-the-counter for rehabilitation and pain management. Our consumer product line is sold over-the-counter and is designed for sports performance enhancement, fitness, and health and wellness. Our consumer products are sold under the Compex® name in both Europe and the United States. We also distribute complementary medical devices and consumer products manufactured by others under other name brands, such as Slendertone.

During the fiscal year ended June 30, 2004, we worked to consolidate and integrate into our operations several acquisitions that we had completed in the fourth quarter of fiscal 2003 and the first quarter of fiscal 2004, expanded our U.S. medical product sales through increased direct sales efforts and training, expended significant resources on marketing and generated the first significant sales of the Slendertone® products we distribute, and introduced several new products through our European operations. We acquired all of the operating assets of BMR Neurotech, a subsidiary of Bio-Medical Research Limited, headquartered in Phoenix, Arizona in May 2003 for approximately $3.3 million and completed integration of its sales staff and customer relationships during the first half of fiscal 2004. We also acquired all of the capital stock of Filsport Assistance S.r.l., our Italian distributor, in early July 2003 for approximately $5.5 million and have completed the integration of its operations into our European operations.

Sales in our core medical products business in the US progressed well during the year, benefiting from the investment we have made to increase our direct sales staff, and from additional customer relationships added through the acquisition of BMR Neurotech. Overall, sales of medical products in our United States Rehabilicare business increased 6% during fiscal 2004.

In Europe, although the addition of Filsport and the Slendertone product line favorably impacted our sales at Compex SA, our sport and fitness line of consumer products began to receive increased competition from lower priced products. We offset some of the effect of this competition by the introduction of several new products and by reducing the prices of some of our existing products. Although our sales increased in large part because of the declining strength of the dollar against the Euro, our unit sales growth did not meet our expectations as a continued weak economy, competition for over-the-counter sports products in some markets, and management changes in some markets effected sales.

We signed endorsement contracts with several celebrities during fiscal 2004, including Jerry Rice for our Compex Fitness products, and Sarah Ferguson, Duchess of York for the Slendertone products, and expended a significant amount of effort launching these products in the US consumer markets. We received a favorable report on the effectiveness of the Slendertone Flex abdominal training belts in January 2004. With the launch of television advertisements with Sarah Ferguson in May 2004 and our initial appearance on HSN (Home Shopping Network), we began generating significant sales of Slendertone belts in the fourth quarter of 2004.

Products

We offer a full line of medical and consumer electrical stimulation products for rehabilitation, pain management, sports performance enhancement, fitness, and health and wellness. All our medical and consumer products are based upon electrical stimulation technologies designed to deliver an electrical current to improve health, wellness, athletic performance, and fitness.

We offer our Rehabilicare® medical devices primarily in the United States for home use and the different Compex® line of medical devices primarily for clinical or professional use in Europe. We also offer an extensive line of products to consumers over the counter in Europe under the Compex® name for sports and fitness training, and wellness. In 2003, we introduced certain Compex® consumer products in the United States and began marketing and distributing the Slendertone® line of abdominal belts through various retail distribution channels in the United States. We expanded distribution operations of the Slendertone® products to include various European markets in 2004.

U.S. MEDICAL DIVISION - REHABILICARE

Our U.S. medical device operations continue to represent the largest component of our business, generating $52.0 million or 60% of our net revenue in fiscal 2004. Rehabilicare’s medical devices consist of hand held, portable, battery-powered electrical stimulators, which are connected by wires to electrodes placed on the skin to deliver electrical current using different modalities for rehabilitation, edema reduction, and pain management.

U.S. Medical Devices

Rehabilitation and Edema Reduction

We offer a wide variety of hand held, portable electrical stimulation devices for rehabilitation. The modalities generally considered for rehabilitation and edema reduction, include neuromuscular electrical stimulation devices and pulsed direct current devices. Some devices incorporate multiple modalities, referred to as combination devices, to accommodate a patient’s needs through the rehabilitation cycle.

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

EMS+2™ is our best selling NMES device. It combines two modes; AC Mode and DC Mode. The AC Mode is typically selected when treating large muscles or large muscle groups for increasing or maintaining range of motion, re-educating muscles for increased function and prevention of disuse atrophy. Where as, the DC mode either dilates or constricts the vessels, there by controlling local blood flow to reduce edema and increase range of motion, thus reducing pain and muscle spasms. The EMS+2 is typically recommended for treatments following joint surgeries and nerve injuries, or for various vascular diseases

Ortho DX™ is designed for pre-surgical and post-surgical rehabilitation. This patented device combines both the NMES and PDC modalities that can be used simultaneously during a treatment session. Patients benefit by minimizing swelling and discomfort while maximizing muscle rehabilitation, which can accelerate recovery time. In addition, range of motion, isometric, isotonic and functional exercises can be completed while using the device. The innovative Ortho DX device allows users to work harder with less pain, resulting in faster and better muscle rehabilitation.

NT2000™ combines two modalities, NMES and TENS, to increase muscle strength, prevent disuse atrophy and reduce chronic or acute pain. We acquired the U.S. distribution rights for this product from BMR Neurotech, Inc. The NT2000 offers ten pre-set programs, with the capability of customizing two programs. The device has a compliance monitor that provides physicians with patient usage information that can be used to improve management of patient care paths.

NM III™ is a fully adjustable NMES device that features 16 preset programs. This unique device has the ability to isolate small or large muscle groups minimizing fatigue and eliminating unwanted muscle responses. The NMIII provides more comfortable muscle rehabilitation and gains in range of motion.

Pulsed Direct Current (PDC) Devices. PDC devices reduce swelling, influence local blood circulation and increase range of motion. PDC is typically used post-operatively and for traumatic injuries. In the United States, our PDC devices include:

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

Pain Management

We offer a wide variety of electrical stimulation products for acute and chronic pain management. These include transcutaneous electrical nerve stimulators, interferential stimulators, and iontophoresis devices.

Transcutaneous Electrical Nerve Stimulation (TENS) Devices. TENS devices have been used as a non-narcotic alternative to drug therapy for the relief of chronic and acute pain for over 25 years. These devices are most frequently used to treat persistent conditions such as neck and low back pain. TENS has also been used in treating pain resulting from a variety of other conditions including postoperative pain, tendonitis, and phantom limb pain. TENS devices generally reduce pain during treatment and the effects can continue for an extended period of time after use. TENS devices relieve pain without the undesirable side effects and physiological problems of prolonged drug use, including addiction, depression, disorientation, nausea, and ulcers. In the United States, our TENS devices include:

ProMax™ is our best selling, portable TENS device for the U.S. medical market. This digital unit incorporates a large display screen and easy programming features. In addition, the ProMax includes two unique treatment options; the SMP mode – produces a unique cycle to reduce the body’s ability to build-up a tolerance to the pain management stimulation, and the SD mode – allows the user to cycle stimulation between deep nerves and superficial nerves, while maintaining output intensity to maximize pain relief and comfort.

Maxima® is our best selling, portable TENS device for the U.S. wholesale market. This digital unit was introduced in FY 2003 as a full featured, high powered alternative to the low cost, off-shore TENS devices. The Maxima includes the unique SMP mode, although its output current is slightly less than the ProMax.

NuWave® is a TENS device specifically designed for low back pain. This clinically proven device uses a unique waveform to maximize pain relief while in use and it creates a tremendous ‘carry-

over’ effect when the device is not in use. NuWave’s simple three-button design makes it easy-to-use. This product is beneficial to patients with post-laminectomy or peripheral neuralgic pain.

Interferential (IF) Stimulation Devices. Interferential offers similar pain management benefits as standard TENS devices, although IF devices enable treatment to be localized to the pain sight. In addition, IF devices create nearly 40 times more energy than do standard TENS devices. This medium frequency generates deeper penetration into tissue for more effective pain control and increases localized blood circulation to help decrease edema and increase range of motion. In the U.S., we offer the following devices:

IF3Wave™ is our new hand held, portable interferential device that includes NMES and PDC modalities. This combination device has a digital interface and includes palm pilot-like menu software for clinicians and patients. In addition, this device captures patient usage information and has remote site data downloading capabilities. Physicians can receive patient compliance reports to help them manage patient care paths. With three modalities in one device, physicians and physical therapists can rely on a single medical device for rehabilitation, edema reduction, and pain management.

IF II™ is a hand held, portable, analog interferential device. The IF II generated the highest revenue of all U.S. medical devices in FY 2003. Although we distribute fewer IF devices than TENS devices, the IF II generates significantly higher reimbursement revenues on a per unit basis. This device combines both IF and NMES modalities. Until the introduction of the IF3Wave, the IF II was the primary product we emphasize in the physician market.

Iontophoresis. Iontophoresis involves the use of mild electrical current to deliver medication (usually an anti-inflammatory or a local anesthesia) through an electrode into tissue. Iontophoresis is noninvasive and does not require the use of a needle or ingestion of medication. In the United States, we distribute an iontophoretic drug delivery systems manufactured by IOMED Corporation under the IOMED™ brand name to physicians, physical therapists, and other healthcare specialists treating acute and chronic pain.

Cervical and Lumbar Traction Devices. We distribute home-use traction devices in the United States. The traction devices are manufactured by the Saunders Group, Inc. and are marketed under “The Saunders Cervical Hometrac®” and “The Saunders Lumbar Hometrac®” brand names. We distribute the traction devices through physicians, physical therapists, and other healthcare specialists treating neck and back pain. These portable traction devices are a cost-effective option to continuing clinical traction treatments outside the clinic or office setting.

Accessories and Supplies

In the U.S. we sell various medical device accessories and supplies, including self-adhesive and reusable electrode pads, disposable electrodes, lead wires, batteries, and a power pack that eliminates the need for batteries in some of our devices. We purchase all of our accessories and supplies from outside vendors.

Distribution and Billing

We distribute our medical devices in the United States both on a direct basis to healthcare providers and their patients and on a wholesale basis to home healthcare dealers. We focus on direct rather than dealer sales and have a sales network of employee and independent sales representatives to distribute our products. In the United States, our sales force has approximately 120 employee and independent sales representatives, calling on about 4,500 active accounts, including physical and occupational therapists, orthopedic physicians and surgeons, pain specialists, anesthesiologists, physiatrists, general practitioners, sports medicine physicians, and other healthcare providers. In addition, we sell certain medical products on a nonexclusive basis to home healthcare and durable medical equipment dealers, which amounted to approximately 4% of our revenue in fiscal 2004.

For our direct rentals and sales of medical products in the United States, we make consignment inventory available at treating clinics and other dispensing locations. When a treating clinician determines that a specific device is beneficial to a patient, a physician’s prescription is obtained, and the patient is trained in the use of the device. The product is then taken home by the patient for in-home therapy. At the same time, the clinician submits medical documentation to Rehabilicare and we file a claim on behalf of the patient to their insurance company or other third party payor. For rentals, the patient returns the device to us in a prepaid mailer after the treatment period expires. To conduct business in this manner, we maintain a significant balance of inventory at clinics and provide telephone support (without charge) to patients in use of the product.

We provide billing and support for our U.S. medical device business through our offices in Tampa, Florida. These operations include (1) distribution support staff that provides next day service of products and supplies to providers and patients; (2) billing and collecting staff that work (without charge) with physicians, clinicians and reimbursement entities to ensure prompt and accurate billing and collection of sales and rental fees for our products; (3) a telemarketing sales staff that follows up with patients to ensure that they have adequate product and supplies to meet their needs; and (4) patient care personnel that assist patients in the purchase and reimbursement process. We also employ clinicians who communicate with patients by phone from a clinical perspective and respond to calls from patients to ensure products are working and used properly. This department then reports to the prescribing clinician, allowing the clinician to contact the patient to alter therapy, as appropriate.

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

We are not dependent upon any single customer for any significant portion of the sales of our medical devices. As we indicate under the caption “reimbursement” below, however, we do receive payment from several insurance companies and health maintenance organizations and if one of the more significant of these third party payors changed or curtailed reimbursement for our products, it would negatively impact our business.

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

Under most third-party reimbursement plans, the coverage of an item or service and the amount of payment that will be made are separate decisions. Efforts to reduce or control healthcare spending are likely to limit both the coverage of certain medical devices, especially newly approved products, and the amount of payment that will be allowed. Restrictions on coverage and payment of our products by third-

party payors could have an adverse impact on our operations. We attempt to establish relationships with such payors to assure coverage of our products and make the timing and extent of reimbursement more predictable.

Governmental payers have continued to focus on controlling the costs of healthcare. In February 2003, the Centers for Medicare and Medicaid Services (“CMS”) and the Medicare carriers, the federal agencies which determine Medicare reimbursement levels, implemented regulations providing authority to decrease or increase Medicare part B payment amounts when the federal government believes the existing payment amounts are either “grossly excessive” or “grossly deficient.” Further, on December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act. This legislation provides for revisions to payment methodologies and other standards for durable medical equipment under the Medicare program. First, beginning in 2004 and continuing through 2008, the payment amounts for durable medical equipment will no longer be increased on an annual basis. Second, beginning in 2007, a competitive bidding program that will apply to off-the-shelf non-Class III devices, including TENS devices, will be phased in to replace the existing fee schedule payment methodology. The competitive bidding program will begin in 2007 in ten high population metropolitan statistical areas and in 2009 will be expanded to 80 metropolitan statistical areas (and additional areas thereafter). Payments in regions not subject to competitive bidding may also be adjusted using payment information from regions subject to competitive bidding. Third, supplier quality standards are to be established which will be applied by independent accreditation organizations. Fourth, clinical conditions for payment will be established for certain products. Although the amount of business we do that is subject to Medicare reimbursement is small, we expect that many private insurers and reimbursement agencies will base their reimbursement rates on the Medicare schedules.

In addition to establishing the rates of reimbursement, CMS and the agencies that administer Medicare reimbursement require compliance with a detailed set of regulations and forms as a prerequisite to reimbursement. Failure, or alleged failure, to comply with these regulations can result in administrative action and civil action under the federal False Claims Act and similar “whistleblower” statutes. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from the Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action. We were the subject of a whistleblower suit in 1999 that we settled with the United States Government by payment of $1,588,510. As part of this settlement, we also entered into a five-year corporate integrity agreement with the Office of the Inspector General. The last three corporate integrity agreement audits performed by an independent review organization have yielded positive findings and minimal internal procedure revisions. It is a health care provider’s responsibility to formulate policies, procedures, and practices that are tailored to its own operations and demands, and that are comprehensive enough to ensure compliance with all applicable Federal health care program requirements.

EUROPEAN MEDICAL AND CONSUMER DIVISION - COMPEX EUROPE

We generated $33.3 million in revenue from our European operations during fiscal 2004, as compared to $26.5 million in 2003 and $25.9 in 2002. Because the regulatory requirements and the markets differ substantially from the regulatory requirements and markets in the United States, we sell a completely different line of both medical and sport, fitness and wellness products over the counter under the Compex name in Europe. In general, our European products are slightly larger and are more full-featured to provide a range of therapies, including sports training, fitness and wellness modes, as well as neuromuscular stimulation, TENS, and vascularization. We sell a broad line of products directly to sports and fitness enthusiasts for various muscle training applications and also sell several products primarily for medical applications. Whether the user is a professional or amateur athlete, a consumer interested in general fitness, or a healthcare professional delivering muscle therapy or pain management, our handheld electrical stimulators allow users to customize the programs to maximize their performance and comfort. With the exception of the Compex Sport, these products are not available for sale in the United States.

Although our products in Europe provide functions for many purposes, we group the products primarily on the basis of their target uses. We have programmed our devices to provide stimulation regimes designed to maximize their performance for each use. All of these products currently provide up to four channels of stimulation and vary primarily in the programming of the stimulation they provide.

Sports Products

These products are designed to assist the competitive athlete in increasing the maximum strength of a muscle, developing muscular volume, increasing the explosive strength of muscles or improving the capacity of muscle fibers to sustain effort over long periods of time. Growing out of our ground breaking Compex Sport product, current products designed principally for these functions include:

mi-Sport 500. Our first sport product to include our proprietary muscle intelligence (or mi) technology, the mi-Sport 500 includes all the features of our Sport 400 for the needs of the professional athlete, as well as several additional massage and aesthetic shaping functions. Our muscle intelligence technology utilizes a sensor that analyzes, through the same electrodes as stimulation is provided, muscle conductivity and response both before and during use and adjusts stimulation frequency and strength to provide the maximum benefit to the user.

SPORT 400. The Sport 400 is targeted for the professional athlete or competitive amateur and offers programs for endurance, strength training, resistance, recovery, explosive strength, hypertrophy (muscle building), stretching, regeneration, and increased capillarization, as well as all of the analgesic functions of a traditional TENS device and the rehabilitation functions of a neuromuscular stimulator.

Energy. The Energy is a newer product directed to the serious amateur athlete who requires many, but not all of the features of the Sport 400. It provides most of the endurance, resistance and recovery programs of the Sport 400 but provides more limited selections for body building and similar programs designed for professional athletes.

Compex Vascular. The Compex Vascular combines the features of our original Compex Sport with additional modalities for pain management (TENS), vascularization (interferential or pulsed galvanic) and recovery.

Compex TENS. The Compex TENS provides our basic features for the Compex Sport with pain management (TENS) features.

Fitness Products

Products in this category have been programmed to restore, improve or maintain a good physical condition. They are intended to mimic the muscle work required for different kinds of physical exercises. Products in this category include:

mi-Fitness Trainer. The mi-Fitness Trainer is our most full-featured fitness product, incorporating our muscle intelligence technology with programs designed to maximize performance in jogging, stepping, cross training and other fitness training regimens and provides programs for massage, body shaping and other aesthetics.

Top Fitness. The Top Fitness includes all of the features of the mi-Fitness Trainer but without our muscle intelligence technology and more limited functionality in massage and cross-training.

Fitness Tens. Based again on our basic Compex Sport Model, but programmed to enhance fitness regimes, the Fitness Tens is an entry level product for fitness training with limited pain management features.

Wellness Products

A new category for Compex SA, our products in this category are designed to both improve body aesthetics (shape, tone, appearance) and provide an improved feeling of well being and fitness. These products are targeted primarily to non-athletic markets for physiological appearance and aesthetics. Products in this category include:

Body. The Compex Body is our newest wellness product and features a sleek attractive design, fun browser screens and clear instructions. It is an extremely user-friendly device that continues to achieve excellent results through 197 fitness and wellness programs.

Medicompex. The Medicompex is a full featured product similar to the Top-Fitness and the Sport 400, but with fewer fitness and sport functions that is designed for customers who wish to improve aesthetics but also desire to have available the physical training and pain management features we offer.

Professional Products

The professional category of products is marketed primarily to health care professionals and professional physical trainers. Accordingly, these products emphasize the pain management, vascularization, and neuromuscular rehabilitation features of our products. Products in this category include:

mi-Theta Pro. The mi-Theta Pro extends our muscle intelligence technology into the rehabilitation and pain management markets. Containing the same programming as the mi-Sport 500 and mi-Fitness Trainer, this device includes more extensive programming to provide complete TENS features, vascularization and neuromuscular treatment that can be used by a professional in isolation or in combination to treat a wide variety of issues.

Compex 2. Our most full featured and flexible product, the Compex 2 comes equipped with a programming card that can be used to provide a range of treatment that includes Neuromuscular rehabilitation, TENS pain management, Vascularization through IF, denervation, iontophoresis, or incontinence treatment , as well as sport and fitness functions. It includes two biofeedback monitors to allow the patient to maximize treatments.

Theta-Stim. The Theta-Stim provides more limited programming in each of the major treatment regimes (neuromuscular stimulation, TENS and vascularization).

Theta-Sound. The Theta-Sound is our proprietary ultrasound treatment device that adjusts ultrasound output based on the thickness and character of the tissue being treated.

Pain Management Products

We offer a variety of hand held, portable, electrical stimulation devices for pain management in Europe. The modalities for pain management include TENS, ultrasound, and iontophoresis. In Europe, our pain management devices include:

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

SM-plus™ is a low frequency TENS device designed to treat chronic pain. Like the ProMax and Maxima, it features two channels allowing use of two or more electrodes.

Ultrasound. The principle underlying the medical use of ultrasound is based on the interaction between ultrasound and various tissues through which it passes. During the transmission of ultrasound, the sound energy is converted to thermal energy, especially in hard tissues such as bones and tendons. In pulsed mode, the thermal effect can be limited and the ultrasound produces an oscillation of molecules that is used to treat inflammation, calcification, and blood accumulations. Ultrasound is also used for iontophoresis. In Europe, we offer the Compex 0-SOUND which adds to the clinical capabilities of a standard ultrasound device calibration of the intensity and form of the ultrasound beam based on patient body composition to maximize therapeutic efficacy.

Iontophoresis. Iontophoresis involves the use of mild electrical stimulation to deliver medication (usually a local anesthesia) through an electrode into tissue. Iontophoresis is noninvasive and does not require the use of a needle or ingestion of medication. In Europe, our Compex 2 and our Micro+ Compex allow effective and safe iontophoresis treatments.

We also offer, through a separate distribution arrangement with Bio Medical Research Limited, the same Slendertone products in Europe that we offer in the United States, including the Slendertone Flex, Slendertone Gymbody, and Slendertone Bottoms & Thighs. We also offer the Slendertone Fortex, a resistance based exercise device, in Europe. Our distribution agreement with BMR provides us with rights to distribute these products primarily through sports, fitness and medical stores in Europe.

Accessories and Supplies

In Europe, the Company sells various medical device accessories and supplies, including self-adhesive and reusable electrode pads, disposable electrodes, lead wires, batteries, and a power pack that eliminates the need for batteries in some of our devices. We purchase all of our accessories and supplies from outside vendors.

Distribution and Marketing

In Europe, we market our consumer products through demonstrations at sport shops, attendance and demonstrations at major athletic events and through product endorsements by Olympic and other top athletes and teams. Over 60 athletes have endorsed our products in Europe.

Our consumer products are sold in Europe principally through employee and independent sales representatives to sporting goods stores, specialty shops, pharmacies, and chain stores. Our consumer products are, in general, purchased by retailers and distributors, and we normally receive payment promptly, without any obligation to refund or return purchase price.

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

We market our professional products primarily to medical professionals and physical trainers in Europe. Although they do not require a physician prescription in Europe, a medical referral is normally required for third-party reimbursement. We market our professional line of products for medical applications primarily in Switzerland, Italy, France, Spain and Germany.

U.S. CONSUMER DIVISION – COMPEX U.S.

Because of extensive FDA regulation, the market for electrical-stimulation products over-the-counter for consumer applications in the United States is in the development stage. We were one of the first entrants in this market in fiscal 2003 with our Compex Sport product and have expanded our efforts in late fiscal 2003 with the Slendertone line of products. Because this is a developing market, we believe that we will be required to apply significant resources prior to achieving material revenue from these product lines. We believe that this is particularly true with products, such as the Slendertone abdominal belts, that confront consumer resistance because of inferior products previously marketed in the United States. In fiscal 2004, the first full year during which we sold any consumer products in the United States, we generated a total of $0.8 million of revenue from consumer product sales.

Sports Products

The Compex Sport was cleared for sale over the counter to enhance muscle endurance, muscle resistance, muscle strength, explosive muscle strength, muscle potentiation (or “velocity”), and muscle recovery in the United States as a consumer product in April 2002. We started actively marketing this product in the United States in fiscal 2004, having signed an endorsement contract with Jerry Rice in late 2003 and recruited several sales representatives. During fiscal 2004 we established relationships with seven independent sales groups to market and sell the Compex Sport, retained a director of sales and a director of marketing for the Compex Sport, launched a print media advertising campaign and a PR campaign with a number of positive articles in prominent sports magazines, developed relationships with major professional sports teams, including the Minnesota Twins, the Chicago White Sox and the Colorado Rockies that endorse and/or use our Compex Sport product, developed relationships with several universities that endorse the Compex Sport and filmed several spot advertisements with Jerry Rice. To support our seven sales representatives, and to pursue opportunities in sports shops and professional teams for this product, we are developing “micro-teams” to provide customer and sales support.

Fitness and Wellness Products

We also began marketing in the United States in late fiscal 2003, Slendertone® electrical stimulation products under a distribution arrangement with Bio-Medical Research Limited, an Irish company. The Slendertone products include:

Slendertone Flex®. The Slendertone Flex® is a neoprene abdominal belt that targets groups of abdominal muscles which are difficult to tone with conventional exercise. It is an easy to use product consisting of a flexible belt with integrated, battery powered stimulation unit and positioned electrodes. The FLEX has built-in memory and intelligent control that automatically increases exercise levels through 4 programs with up to 99 intensity levels.

Slendertone GymBody®. The Slendertone GymBody® is similar to the Flex, but with a more limited number of programs (2) and intensity ranges (3).

The Slendertone Bottoms & Thighs®. The Slendertone Bottoms & Thighs or Slendertone Shorts is a pair of flexible neoprene shorts with integrated stimulation unit and placed electrodes that tones and tightens muscles in the buttocks and thighs. Like the Flex, it provides exercise levels through 4 programs with up to 99 intensity levels.

During 2004, we began selectively marketing and selling the Slendertone products on our website, commenced targeted marketing and sales through direct response TV, conducted a test marketing of the products through the QVC shopping channel, and the HSN (Home Shopping Network) shopping channel and approached a number of large retailers for sale of the products. We also received a very favorable research report from the University of Wisconsin at Lacrosse on the efficacy of the Slendertone products in January 2004. Sales of these products, however, did not show significant improvement until after we signed an endorsement contract with Sarah Ferguson, Duchess of York, in February 2004 and began airing television commercials featuring Ms. Ferguson in May 2004. Although sales of the product on the Home Shopping Network after these commercials were aired have exceeded our expectations, we continue to believe we will be required to incur promotional and other expenses substantially in excess of revenue from these products for the foreseeable future and until we acquire substantial shelf space at significant retailers in the United States.

We acquired exclusive rights to distribute the Slendertone products in the United States in February 2003 under a five year agreement, renewable for an additional five years, subject to satisfaction of sales objectives. The European distribution agreement, entered into in April 2003, requires that we purchase a minimum amount of product to maintain exclusive rights. We are dependent on Bio-Medical Research Limited for manufacture and supply of these products. Although the agreements provide us with manufacturing rights in the event of a failure of supply, we might have difficulty establishing appropriate manufacturing capability quickly.

Research and Development

Consistent with our business strategy of continuing to develop innovative brand name products and improving the quality, cost and delivery of products, we maintain a research and development department in Europe which engages in product development and the search for new applications. In the U.S., we also maintain a development staff focused on continuing engineering for our rehabilitation and pain management products. In Europe, our research and development staff focuses on introducing new technology for the existing Compex products that improve performance and enhance comfort and on developing new products that expand the treatment modalities. Expenditures for research and development activities totaled approximately $2.5 million in 2004, $2.1 million in 2003 and $2.1 million in 2002 and were expensed as a part of operating expenses in the year incurred.

Competition

Medical Devices

The electrical stimulation device market for rehabilitation, edema reduction, and pain management in both the United States and Europe is relatively mature. Our devices compete in these markets primarily on the basis of breadth of features, flexibility, portability and cost. Although there are many companies that currently manufacture and distribute medical devices, we believe there are only two primary competitors. For sales through dealers, as opposed to direct sales, there is also substantial and increasing competition from distributors of low cost TENS and NMES devices. We compete in these markets primarily on the basis of the variety and quality of our product offerings, marketing and distribution presence and service. The electrotherapy market for modalities other than TENS and NMES, such as interferential current, pulsed direct current, and micro current, is more fragmented and more difficult to define. We believe that our ability to offer all of these modalities is in contrast to the focus of our competitors. We further believe that there are no dominant competitors for these other modalities and that the variety of modalities we offer, together with the distinctive features of our products, allow us to compete favorably in this market.

Consumer

The consumer markets for sport and fitness, and health and wellness electrical stimulation products are less developed and our products are, in many instances, the first products for these uses. Although our consumer products are well known in six European countries and one model was recently introduced into the United States, we expect new market entrants if we become more successful. Most of our competitors in Europe tend to be smaller companies and the degree of competition varies considerably by each individual country. Nevertheless, our consumer products have been subject to increasing competition on the basis of price in a number of countries in Europe. We compete in part by continually enhancing our products to offer new features and by reducing cost on older products. We believe that our products also compete favorably on the basis of the quality, technology, breadth, and the pricing of our product line, as well as our first-to-market advantage in the U.S.

Manufacturing and Sources of Supply

Our U.S. medical devices are manufactured at our headquarters and manufacturing facility in New Brighton, Minnesota. Manufacturing operations consist primarily of installing electronic components and materials onto printed circuit boards and assembling them into the final product. To maximize quality and reliability and decrease size and weight, most of our products incorporate surface mount technology and we use automated machinery that surface mounts components and through-hole circuit board manufacturing.

Our European medical devices and consumer products incorporate components manufactured in other countries and are contract manufactured. Although we attempt to inspect and test the products, reliance on outside contractors reduces our control over quality and delivery schedules. If one of these contractors failed to deliver quality products in a timely manner, our revenue and our relationships with our customers could be negatively impacted.

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

Patents and Trademarks

During the past three fiscal years, we have submitted several patent applications for approval, which remain pending. Our patent strategy is to pursue patent protection on the unique features of our new products. We believe that patent protection does offer a competitive advantage in the marketplace as we begin to introduce products that combine various modalities and new technologies to improve use interface. One of the companies that we acquired maintained a more aggressive approach to patent protection and the majority of its products are covered by more than 25 U.S. and Canadian patents. In addition to patent protection, we rely on trade secrets, know-how and continuing technological innovation to enhance our competitive position. We do, however, maintain trademark registration for all of our branded product names.

We believe that we own or have the right to use all proprietary technology necessary to manufacture and market our current products and those under development. We have no knowledge that we are infringing upon any patents held by others.

Regulation

United States. The medical devices and consumer products that we manufacture and market in the United States are subject to regulation by the Food and Drug Administration, in the United States. Under the Federal Food, Drug and Cosmetic Act and regulations issued by the FDA under that act, we must comply with controls that regulate the design, testing, manufacturing, packaging, and marketing of our medical devices and consumer products. This system of regulation creates three classifications for medical devices, each of which is subject to different levels of regulatory control, with Class I being the least stringent and Class III being subject to the most control. Class III devices, which are life supporting or life sustaining, or are of substantial importance in preventing impairment of human health, are generally subject to a clinical evaluation program before receiving pre-market approval from the FDA for commercial distribution. Class II devices are subject in some cases to performance standards which are typically developed through the joint efforts of the FDA and manufacturers, but they do not require clinical evaluation and pre-market approval by the FDA but instead require a pre-market notification to the FDA and in most cases a showing of substantial equivalence to an existing product under Section 510(k) of the Federal Food, Drug and Cosmetic Act. Class I devices are subject only to general controls, such as compliance with labeling and record-keeping regulations. We believe that all our currently marketed medical products are Class II products under this classification system and that they do not require clinical evaluation and pre-market approval prior to commercial distribution.

If a new medical device or consumer product that is a Class I device is substantially equivalent to a device that was in commercial distribution before 1976 and has been continuously marketed since 1976, pre-market approval requirements are satisfied through a 510(k) pre-market notification submission under which the applicant provides product information supporting its claim of substantial equivalence. This regulatory review typically takes from three to twelve months. Because TENS and NMS devices were marketed prior to 1976, all design enhancements since 1976 requiring regulatory approval have been marketed under this less burdensome form of FDA procedure. Further, the electrical stimulation products designed for fitness and toning that we market in the United States for consumer applications, which are based on the same technology as NMES devices, are also being marketed on the basis of 510(k) pre-market notifications. We will be required to complete the regulatory review process of additional 510(k) submissions we have made for other products that we intend to market over the counter. If we are not able to successfully complete this process, the products may be limited to sale on physician prescription.

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

International. In some of the foreign countries in which we market our medical products, we are subject to regulations similar to those of the FDA, such as Germany, but in most of the countries that are member states of the European Union, the regulations are substantially different. The regulation of our products in Europe falls primarily within the European Economic Area, which consists of the fifteen member states of the European Union as well as Iceland, Liechtenstein and Norway. The legislative bodies of the European Union have adopted three directives in order to harmonize national provisions regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices: the Actives Implantables Directive, the Medical Device Directive and the In-Vitro-Diagnostics Directive. The member states of the European Economic Area have implemented the directives into their respective national law.

Medical devices that comply with the essential requirements of the national provisions and the directives will be entitled to bear a CE marking. Unless an exemption applies, only medical devices which bear a CE marking may be marketed within the European Economic Area. All of the products we manufacture and market for medical applications in Europe bear the CE mark.

Post market surveillance of medical devices in the European Economic Area is generally conducted on a country-by-country basis. The requirement within the member states of the European Economic Area vary. In many countries, such as Germany, the national health or social security organizations require our products to be qualified before they can be marketed as medical products with the benefit of reimbursement eligibility. Due to the movement towards harmonization of standards in the European Union and the expansion of the European Union, we expect a changing regulatory environment in Europe characterized by a shift from a country-by-country regulatory system to a European Union-wide single regulatory system.

Employees

We had approximately 432 employees as of June 30, 2004. This includes 306 employees in the U.S., primarily in New Brighton and Tampa, and 126 employees in Europe, primarily in Switzerland, Italy, France, Spain and Germany.

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

We currently lease five facilities in Europe that total approximately 20,000 square feet of leased space. These leases range in duration from one to three years and are all renewable.

Based on anticipated personnel requirements in both New Brighton and Tampa, we will likely need to expand our facilities during the year. The company feels there is additional leasehold space available at favorable rates, if needed. Based on budgeted headcount for FY2005, we will likely run short of office space and parking at the headquarters at some point during the year.

We also believe that our current facilities near Lausanne, Switzerland are adequate for our European administrative operations for the coming year. We believe that additional leasehold space is currently readily available in all jurisdictions at favorable rates.

We are paying rent on an 8,000 square foot warehouse facility in New Brighton. We are renting additional warehouse space as needed amounting to approximately 10,000 to 15,000 square feet in Eagan, MN.

Item 3. Legal Proceedings.

In late January 2001, we were served with documents in connection with a product liability case brought in the California Superior Court for Solano County. Although we had no record of the proceedings, the action had progressed to the entry of a default judgment on January 11, 2001. We appealed the default judgment to the California Court of Appeals in March 2001. On May 10, 2002, the appeals court overturned the default judgment holding that there was no valid complaint against us. The plaintiff in this case has moved the court for leave to file an amended complaint, which was granted on September 20, 2004.

The plaintiff is required to file an amended complaint within ten days (prior to September 30, 2004). If the plaintiff files an amended complaint, Compex intends to contest the matter vigorously.

From time to time, we have also been a party to other claims, legal actions and complaints arising in the ordinary course of our business. We do not believe that the resolution of such matters has had or will have a material impact on our results of operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our shareholders during the quarter ended June 30, 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our shares are traded on The NASDAQ Stock Market under the symbol “CMPX.” The table below sets forth the high and low closing sale prices of our common stock for the periods indicated, as quoted by NASDAQ:

	High	Low
Fiscal year ended June 30, 2003
First Quarter	$4.650	$3.300
Second Quarter	4.100	3.151
Third Quarter	3.770	2.370
Fourth Quarter	4.950	2.700

	High	Low
Fiscal year ended June 30, 2004
First Quarter	$8.250	$4.680
Second Quarter	12.000	7.600
Third Quarter	10.100	7.550
Fourth Quarter	9.200	5.030

The last sale price reported by NASDAQ on September 7, 2004 was $5.020 per share. As of September 7, 2004, there were approximately 821 shareholders of record (not including beneficial holders) and we estimate there were approximately 4073 beneficial holders.

We have never declared or paid a cash dividend on our common stock. We presently intend to retain all earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data.

	For the Years Ended June 30,
	2000	2001	2002	2003	2004
Operating results -
Revenue	$59,574,612	$62,957,415	$72,506,677	$75,459,916	$85,960,663
Gross profit	41,337,561	43,245,085	48,972,916	52,881,653	57,524,983
Net income	2,202,777	3,319,989	4,942,010	4,961,555	3,050,367
Per diluted common share -
Net income	$0.21	$0.31	$0.44	$0.45	$0.24
Financial data/other
Cash	$2,227,352	$759,611	$2,086,650	$5,056,000	$3,198,832
Working capital	21,495,832	22,391,874	25,777,799	26,578,403	37,483,078
Total assets	52,707,962	51,495,871	57,477,736	65,652,307	76,209,396
Shareholders’ equity	25,269,554	28,459,216	35,281,190	41,544,644	56,331,035
Long-term obligations	13,662,792	10,433,542	6,455,209	1,217,268	2,436,200

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We discuss the factors that significantly affected our financial results and our financial condition in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For a more complete understanding of these factors, you should also review our consolidated balance sheets at June 30, 2003 and June 30, 2004, our consolidated statements of operations, statements of shareholders’ equity and statement of cash flows for the three years ended June 30, 2004, and the notes to those financial statements. These financial statements and the report of Ernst & Young LLP on our financial statements are included at Item 8 of this Form 10-K.

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

Revenue Recognition and Provisions for Credit Allowances and Returns. In our business, we recognize revenue upon notification from a health care provider that equipment has been prescribed and provided to a patient and approved by the patient and/or his/her insurance provider or upon shipment for wholesale and consumer sales. Many providers reimburse at rates which differ from our invoice rate based on contracts, buying agreements or negotiated rate adjustments. In addition, patients sometimes return units after initial acceptance when they determine that their responsibilities for co-payments, deductibles or other charges are more than expected. We provide for these credit allowances and returns by recording such amount as an offset to revenue and including the provision as a part of the reserve for uncollectible accounts receivable. We estimate the amount of this provision for credit allowances and returns based on our historical experience with the various reimbursement entities, any recent notifications of changes in reimbursement rates and our historic rates of product returns. Possible changes in the number of units returned by patients or the rates of reimbursement could cause this provision for credit allowances and the reserve for uncollectible accounts to be inadequate.

Reserve for Uncollectible Accounts Receivable. Managing our accounts receivable represents one of our biggest business challenges. The process of determining what products will be reimbursed by third party payors and the amounts that they will reimburse is very complex and the reimbursement environment is constantly changing. We maintain a reserve for uncollectible receivables, and provide for additions to the reserve, to account for the risk of nonpayment. We set the amount of the reserve, and adjust the reserve at the end of each reporting period, based on a number of factors, including historical rates of collection, trends in the historical rates of collection and current relationships and experience with insurance companies or other third party payors. If the rates of collection of past-due receivables recorded for previous fiscal periods changes, or if there is a trend in the rates of collection on those receivables, we may be required to change the rate at which we provide for additions to the reserve. Such a change, even though small in absolute terms, can significantly affect financial performance in current periods. A change in the rates of our collection can result from a number of factors, including turnover in Company personnel, changes in the reimbursement policies or practices of payors, or changes in industry rates of reimbursement. Further, the reserve may be affected by significant charge-offs if a related group of receivables become doubtful that were not previously anticipated to be doubtful. Accordingly, the provision for uncollectible accounts recorded in the income statement has fluctuated and may continue to fluctuate significantly from quarter to quarter as such trends change.

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

Carrying Value of Intangible Assets. We had a balance of intangible assets of approximately $16.4 million at June 30, 2004, most of which constituted goodwill and the value of acquired technology, from several acquisitions. We are required to charge-off the carrying value of identifiable intangibles and related goodwill to the extent it may not be recoverable. We assess the impairment of identifiable intangibles and related goodwill annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

•	significant under-performance relative to expected historical or projected future operating results;

•	significant changes in the manner of use of the acquired assets or our overall business strategy;

•	significant negative industry or economic trends; and,

•	significant decline in our stock price for a sustained period and our market capitalization relative to net book value.

If we determine that the carrying value of intangibles and related goodwill might not be recoverable based upon the existence of one or more of the above indicators of impairment, we would reduce the carrying value to its fair value.

Results of Operations

Revenues for our United States medical products business and our European business grew during the year at a rate that met our expectations. A large component of the growth in Europe was represented by favorable exchange rates. Although these exchange rates caused increases in our recorded revenue from European operations, they also caused corresponding increases in expense from European operations, impacting our profitability for the year. Without giving effect to exchange rates, our European operations did not perform to our expectations during fiscal 2004, reflecting both a very poor economic environment for consumer goods in Europe and continued difficulty in managing operations in several geographies.

Our United States medical products business performed very well during fiscal 2004, showing both increased revenue and profitability, offset slightly by pressure on margins because of a change in our product revenue mix. We also made progress in our United States consumer business during the year, entering into a celebrity endorsement contract and devoting considerable resources to market the business. Nevertheless, because it has taken us longer than anticipated to commence this marketing process, our revenues from the United States consumer business have lagged behind and did not contribute substantially to revenue for fiscal 2004.

Increased expenditures in consumer products marketing that has not yet been matched with revenue from consumer products, caused us to substantially miss our expectations for revenue and income for fiscal 2004.

The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:

	Year Ended June 30,
	2002	2003	2004
Net sales and rental revenue	100.0%	100.0%	100.0%
Cost of sales and rentals	32.5	29.9	33.1

Gross profit	67.5	70.1	66.9
Operating expenses
Selling, general and administrative	52.0	55.9	58.1
Research and development	2.9	2.8	3.0

Total operating expenses	54.9	58.7	61.1

Income from operations	12.6	11.4	5.8
Other expense, net	0.9	0.4	0.5
Income tax provision	4.9	4.4	1.8

Net income	6.8%	6.6%	3.5%

Comparison of Year Ended June 30, 2004 to Year Ended June 30, 2003

Our revenue increased by 14% to $86.0 million during fiscal 2004 from $75.5 million during fiscal 2003. Increases in our domestic medical business and our consumer business in Europe, accounted for 8% of the increase with the remaining 6% of the increase a result of favorable exchange rates.

Revenue from our U.S. medical business for fiscal 2004 was $51.9 million, up 6% from the $49.1 million for fiscal 2003. On a sequential basis, U.S. revenue was relatively unchanged versus the fiscal third quarter. Our gross medical sales business in the United States posted a revenue increase of 10% for fiscal 2004 as compared to fiscal 2003. This increase is primarily due to an increase in sales and rentals of medical devices, reflecting our ongoing expansion of our direct selling efforts to the physician markets. This is partially offset by a 4% increase in our sales credit reserve as compared to our reserve percentage in the comparable prior period. This increase in credit reserve reflects a shift in our revenue mix from the higher reimbursement workers’ compensation/personal injury segment to the group contract insurance segment. The company monitors the reserve balances quarterly and makes adjustments to the reserve as deemed necessary. We continued to expand our direct medical sales and rental business through the acquisition of BMR-Neurotech, which was included in our results of operations for fiscal 2004, but only partially included in fiscal 2003, as the acquisition occurred in mid-May 2003.

Our consumer business in the U.S. has seen a very modest, but steady, ramp in sales. Our U.S. consumer business contributed approximately $800,000, or 1%, of the growth in fiscal 2004 over prior year. We began actively promoting the Slendertone line in October 2003, received favorable publicity in December 2003 and January 2004 in two fitness magazine articles, and obtained very favorable results from a sports study conducted at the University of Wisconsin - La Crosse in January 2004. We feel we have to overcome what could be conceived as a “negative image” for abdominal belt products and do not expect to generate substantial sales of these products until we have secured sales arrangements with major retail chains. During the third quarter of fiscal 2004, we entered into an endorsement contract with Sarah Ferguson, Duchess of York, whose assistance may help overcome the market image of these products.

Our European operations posted a revenue increase of 26% for fiscal 2004. Approximately 16% was generated by a favorable impact of exchange rates, reflecting the strength of the euro versus the dollar. The acquisition of Filsport in Italy accounted for 12% and revenue from the addition of Slendertone products contributed 6% to our European revenue increase. This increase was partially offset by a 6% decrease in sales of our Compex line of products. The actual number of Compex units sold were down 2% when compared to prior year unit sales. Additionally, the product mix shifted toward our newly introduced lower-priced models. During the fourth quarter of fiscal 2004, we introduced the “Energy” line of products targeted at the health and wellness markets, an entirely new market opportunity for us. The price points for this market are below our higher priced models for competitive athletes.

Our gross profit was $57.5 million or 66.9% of revenue during fiscal 2004. This compares to gross profit of $52.9 million or 70.1% of revenue in fiscal 2003. Cost of sales and gross profit for fiscal 2004 also reflect the sale of inventory that was acquired in the Filsport acquisition which, because Filsport was a distributor, has a higher cost than inventory we have manufactured and sold through Filsport after this acquired inventory was sold. All of the inventory that was acquired as a part of the Filsport acquisition has been sold. For future periods, our margin in Italy is expected to be consistent with the margin in our other European countries. The overall decrease in margin percentage was also impacted by lower average selling prices in Europe due to the introduction of our fitness line of Compex products during fiscal 2004, our increased sales credit in our medical business, and a decrease in our higher margin accessories and supplies as a percent of total revenue when compared to fiscal 2003. We anticipate gross profit to stabilize in the mid-60% range as our domestic consumer business becomes a greater percentage of our revenue and as we enter the health and wellness markets in Europe.

For fiscal 2004, our selling, general and administrative expenses increased 18% to $50.0 million or 58.1% of revenue, from $42.2 million or 55.9% of revenue for fiscal 2003. Selling, general and administrative expenses associated with the July 2003 acquisition of Filsport and the marketing expenses for our new consumer products both domestically and in Europe contributed significantly to the increases in 2004. We have also increased the number of our direct sales employees to 58 as of June 30, 2004 as compared to 40 on June 30, 2003. This reflects our commitment to a direct physician selling model. Additionally, foreign currency exchange rates, which effectively increase our expenses from our European operations, contributed approximately 4% of the increase of general and administrative expenses. We have finalized contracts with several individuals who are endorsing our products that require specific payments as part of these expenditures. We will continue to devote substantial resources to marketing our consumer products during fiscal 2005 and currently expect to increase our promotion and advertising expenditures for both Slendertone and Compex as these products require a continuous marketing push. Total promotion and advertising expenses associated with the introduction of the Compex and Slendertone products in the U.S. and with Slendertone in Europe totaled approximately $4.4 million. We also incurred administrative expenses in fiscal 2004 that we did not incur in fiscal 2003 as we work to complete the documentation of internal controls to meet the requirements of Sarbanes Oxley. We started this process in the second fiscal quarter of 2004. Although our timeline for compliance has been deferred by one year to June 30, 2005, we plan to continue to devote significant resources to this process throughout fiscal 2005. In future periods, internal control compliance expenses will become an ongoing part of our selling, general, and administrative expenditures.

Our research and development expenses increased to $2.6 million in fiscal 2004 from $2.1 million in fiscal 2003. We anticipate the R&D spending will increase slightly in absolute dollars as we continue to pursue new complementary products, such as our IF3Wave medical device, our Energy and Body line of consumer products in Europe, and our Fitness Trainer model to be introduced in the domestic consumer market. Our R&D spending will decrease as a percentage of revenue in future periods as our revenue from consumer products increases as a percentage of total revenue.

Interest expense increased 16% to $518,000 in fiscal 2004 from $428,000 in fiscal 2003. In July 2003, we incurred additional borrowings of approximately $3.8 million with a bank in Switzerland that we used to finance the acquisition of Filsport. Although we expect, absent additional acquisitions, to reduce borrowings during fiscal 2005, we expect that a higher level of working capital borrowings will result to support our consumer marketing expenses and will therefore result in higher interest expense in fiscal 2005.

The provision for income taxes was 33% and 40% for fiscal years 2004 and 2003, respectively. During the fourth quarter of fiscal 2004, the Company recognized a reduction in income tax expense of $434,000 as the result of the resolution of various outstanding tax issues. The Company will continue to release tax reserves at the time they are determined to be excess, if at all. The tax rate was lowered in the third quarter of fiscal 2003 from 42% to 40% after a review of the tax rates in several of our European tax jurisdictions.

As a result of the above activity, our net income decreased to $3.1 million in fiscal 2004 from $5.0 million in fiscal 2003. Diluted earnings per share decreased to $0.24 for fiscal 2004 from $0.45 for fiscal 2003.

Comparison of Year Ended June 30, 2003 to Year Ended June 30, 2002

Our revenue increased 4% from $72.5 million in fiscal 2002 to $75.5 million in fiscal 2003. Most of the increase resulted from our medical sales business in the United States, which posted revenue increases of 5% in fiscal 2003 compared to the same period in fiscal 2002. Our medical sales and rental business in the United States continues to expand, with all of the growth a result of increased volume of sales and rentals. Our wholesale business, which has been declining because of competition from inexpensive imports, was down slightly in fiscal 2003 as compared to fiscal 2002.

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

Our gains from revenue growth and improved gross margin during the period ended June 30, 2003 were offset by significantly higher selling, general and administrative expenses. These expenses increased 12% to $42.2 million or 55.9% of revenue for fiscal 2003, compared to $37.7 million or 52.0% of revenue during the same period in fiscal 2002. Several factors contributed to the increase in expense. We had significantly increased staffing in all departments at our European subsidiary during the second half of fiscal 2002 to accommodate anticipated growth. Although we reduced staffing in our European operations during January 2003 after growth in that market did not meet our expectations, the increased expenditures during the first half of fiscal 2003 combined with the currency translation effect from our European subsidiaries, resulted in substantially higher selling, general and administrative expense from our European operations. In the United States, we incurred higher selling general and administrative expense from an increased staff of direct employee sales representatives. This new employee sales staff did not immediately generate revenue proportionate to their salaries. During the fourth quarter of fiscal 2003, we incurred additional selling and administrative expense at a facility in Phoenix, Arizona, which we assumed in connection with the acquisition of BMR Neurotech. This facility will be closed by the end of September 2003. Finally, we incurred increased marketing expense during the second half of fiscal 2003 related to the promotion of our new consumer business in the United States.

Research and development expenses increased slightly in fiscal 2003 compared to the same period in fiscal 2002. This increase is primarily attributable to an increase of development expenses at Compex SA as compared to prior year.

Our interest expense decreased 36.5% to $428,000 in fiscal 2003 from $675,000 during the same period in fiscal 2002. This was primarily due to lower interest rates and overall lower borrowing levels under our credit facility. We incurred approximately $2.7 million of additional borrowings in February 2003 to finance the acquisition of Slendertone inventory, and $3.3 million of additional borrowings in May 2003 to finance the acquisition of BMR Neurotech. In July 2003, we also incurred additional borrowings of approximately $3.5 million to finance the acquisition of Filsport.

Our provision for income taxes was 40% and 42% of pre-tax income for fiscal 2003 and 2002, respectively. This lower effective tax rate was generated after review of the tax rates in several of our European tax jurisdictions during fiscal 2003.

As a result of the above activity, our net income increased to $5.0 million in fiscal 2003 from $4.9 million in fiscal 2002. Diluted earnings per share stayed the same at $.45 for both fiscal 2003 and 2002.

Liquidity and Capital Resources

On July 3, 2003, we acquired all the capital stock of Filsport Assistance S.r.l., an independent distributor of the Compex® brand of consumer products in Italy. The transaction involved an exchange of approximately $4.9 million in cash for stock, but additional contingent consideration was not paid since performance milestones were not achieved following the transaction. Based on performance during fiscal 2004, we will not be required to pay any additional consideration. The acquisition was financed through a newly-established credit facility and with existing funds. Prior to the acquisition, Filsport operated under an exclusive distribution arrangement and accounted for 25% of Compex SA total sales (10% of consolidated sales) in fiscal 2003. The purchase consideration exceeded the net fair value of tangible assets by $4.5 million that was assigned to goodwill.

On November 19, 2003, we entered into definitive agreements with three independent institutional accredited investors for the private placement of 1,000,000 units of our securities at a purchase price of $8.9072 per unit. Each unit consisted of one share of our common stock, $.10 par value per share, and an additional right to purchase a quarter of a share of our common stock at $9.3526 per share. The additional investment rights were exercised on February 18, 2004. The net proceeds, including the proceeds from the exercise of the additional investor rights, were approximately $10.5 million. We used a majority of the proceeds to reduce borrowings under our long-term and short-term credit facilities.

For the year ended June 30, 2004, our operating activities used cash of $2.0 million. The $3.1 million that we generated during the period through net income, after adjustment for non-cash depreciation and amortization, was offset by a $4.4 million increase in accounts receivable, $1.7 million decrease in accounts payable and accrued liabilities and prepaid advertising and production costs associated with our domestic consumer product launch. The increase in receivables was primarily a result of increased revenue, the translation effect when converting our European receivables to U.S. dollars, slower collections in Europe as a result of the slow economy and a slight change in revenue mix in our U.S. medical product sales. Our reserve for uncollectible receivables increased by approximately $2.4 million during the year ended June 30, 2004, but remained at 38% as a percentage of total receivables. The reserve as a percentage of receivables is expected to increase if our revenue mix continues to shift to the lower reimbursement groups or until our consumer business becomes a greater percentage of our overall receivables balance. The increase in inventory is primarily due to additional purchases of Slendertone inventory in Europe. The increase in accounts payable and decrease in accrued liabilities relates to year-end June 30, 2004 timing differences and the payment of estimated income taxes during the 2004 fiscal year.

We used $4.9 million in investing activities in fiscal 2004, including $3.4 million to fund the net cash purchase price of Filsport Assistance S.r.l. and $1.6 million for net purchases of property and equipment, primarily clinical and rental equipment.

Our financing activities generated $5.0 million of cash during the year ended June 30, 2004. We raised $10.5 million through the private placement of 1,250,000 shares of the company’s common stock described above and an additional $3.8 million through borrowings under our Swiss credit line to finance the July 2003 Filsport Assistance acquisition. We used $10.0 million to repay borrowings under our U. S. credit facility and to pay-off other long-term debt. At June 30, 2004, a total of $2.2 million remains outstanding under the U. S. facility. We recently renegotiated our U. S. credit line up to a $15.0 million facility with a maturity date of June 30, 2007.

We currently expect to invest in sales and marketing, and in inventory and infrastructure, over the next twelve months to introduce the Slendertone products and the Compex sport products to the United States markets. We started this process during fiscal 2004 and intend to invest more in fiscal 2005 based on our experience. We may also apply cash to acquisitions during future periods.

We have engaged several celebrities who have endorsed our consumer products to act as our spokespersons in promoting those products and have agreed to pay them for their services in appearing in advertisements and for use of their names. We have contractual commitments under these agreements totaling approximately $800,000 for the year ending June 30, 2005, and $900,000 for the year ending June 30, 2006.

The following table shows these and other unconditional contract commitments we have entered into, as well as commitments we have under long-term debt and capital and operating leases.

Contractual Obligations at June 30, 2004 consist of the following:

	Payments Due by Period
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Long Term Debt	$3,654,300	$1,218,100	$2,436,200	$—	$—
Notes Payable	2,200,000	2,200,000	—	—	—
Capital Lease Obligations	50,720	50,720	—	—	—
Operating Leases	1,416,808	317,875	558,706	540,227	—
Celebrity Endorsements	1,700,000	800,000	900,000	—	—

Total Contractual Cash Obligations	$9,021,828	$4,586,695	$3,894,906	$540,227	$—

At August 31, 2004, we had approximately $13.1 million of unused borrowing capacity under our credit facilities. Historically, our cash generated from operations has been adequate to finance most of our operating activities and to finance debt and capital lease service, even at slightly increased investment in marketing for new business lines. Accordingly, we believe that cash flow from operations, with available borrowings under our credit facility, will be adequate to fund cash requirements for the current fiscal year and the foreseeable future.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

During the year ended June 30, 2004, our revenue originating outside the U.S. was 39% of total revenue, substantially all of which was denominated in the local functional currency. Currently, we do not employ currency hedging strategies to reduce the risks associated with the fluctuation of foreign currency exchange rates.

Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

We are exposed to market risk from changes in the interest rates on certain outstanding debt. The outstanding loan balance under our $15 million credit facility bears interest at a variable rate based on the bank’s prime rate or LIBOR. Based on the average outstanding bank debt for fiscal 2004, a 100 basis point change in interest rates would not change interest expense by a material amount.

Item 8. Financial Statements.

Financial Statement Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Compex Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Compex Technologies, Inc. as of June 30, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compex Technologies, Inc. at June 30, 2004 and 2003 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
August 30, 2004

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30

	2003	2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,056,007	$3,198,832
Receivables, less reserves of $15,200,590 and $17,665,865 at June 30, 2003 and 2004, respectively	24,955,130	28,802,468
Inventories
Raw materials	1,393,470	1,037,944
Work in process	33,670	10,765
Finished goods	10,301,198	11,941,708
Deferred tax assets	4,675,394	6,008,936
Prepaid expenses	2,378,044	3,646,300

Total current assets	48,792,913	54,646,953
Property, plant, and equipment, net	4,536,804	4,798,656
Goodwill, net	10,583,287	15,501,566
Other intangible assets, net	883,634	908,841
Deferred tax assets	750,926	224,679
Other assets	104,743	128,701

Total assets	$65,652,307	$76,209,396

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$5,363,850	$1,268,910
Notes payable	4,500,000	2,200,000
Accounts payable	4,028,608	5,678,181
Accrued liabilities -
Payroll	1,567,710	1,990,591
Commissions	679,015	917,068
Income taxes	2,725,341	1,731,444
Other	3,349,986	3,377,681

Total current liabilities	22,214,510	17,163,875

LONG-TERM LIABILITIES
Long-term debt	1,217,268	2,436,200
Deferred tax liabilities	675,885	278,286

Total liabilities	24,107,663	19,878,361

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value: 30,000,000 shares authorized; issued and outstanding 10,948,469 and 12,425,747 shares at June 30, 2003 and 2004, respectively	1,094,847	1,242,574
Preferred stock, no par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Additional paid in capital	21,650,978	32,887,912
Unearned compensation on restricted stock	—	(119,370)
Accumulated other non-owner changes in equity	1,870,183	2,340,916
Retained earnings	16,928,636	19,979,003

Total stockholders’ equity	41,544,644	56,331,035

Total liabilities and stockholders’ equity	$65,652,307	$76,209,396

The accompanying notes are an integral part of these financial statements.

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30

	2002	2003	2004
Net sales and rental revenue	$72,506,677	$75,459,916	$85,960,663
Cost of sales and rentals	23,533,761	22,578,263	28,435,680

Gross profit	48,972,916	52,881,653	57,524,983
Operating expenses:
Selling, general and administrative	37,694,707	42,170,026	49,960,356
Research and development	2,090,110	2,122,659	2,554,290

Total operating expenses	39,784,817	44,292,685	52,514,646

Income from operations	9,188,099	8,588,968	5,010,337
Other income (expense):
Interest expense	(674,737)	(428,467)	(517,717)
Other	6,648	109,054	84,747

Income before income taxes	8,520,010	8,269,555	4,577,367
Income tax provision	3,578,000	3,308,000	1,527,000

Net income	$4,942,010	$4,961,555	$3,050,367

Net income per common and common equivalent share
Basic	$0.45	$0.45	$0.26

Diluted	$0.44	$0.45	$0.24

Weighted average number of shares outstanding
Basic	10,867,744	10,951,808	11,804,768

Diluted	11,115,322	11,068,860	12,683,587

The accompanying notes are an integral part of these financial statements.

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30

	Common Stock			Note Receivable	Unearned Compensation	Accumulated Other Non-		Total
			Additional	from Officer/	on Restricted	Owner Changes	Retained	Stockholders’
	Shares	Amount	Paid-In Capital	Stockholder	Stock	in Equity	Earnings	Equity
Balance, June 30, 2001	10,792,060	$1,079,206	$21,420,378	$(189,417)	$(186,563)	$(689,459)	$7,025,071	$28,459,216
Net Income	—	—	—	—	—	—	4,942,010	4,942,010
Translation adjustments	—	—	—	—	—	1,425,023	—	1,425,023

Total comprehensive income	—	—	—	—	—	—	—	6,367,033
Exercise of stock options and related tax benefits	133,373	13,337	291,009	—	—	—	—	304,346
Common stock issued through Employee Stock Purchase Plan	45,896	4,590	107,256	—	—	—	—	111,846
Amortization of unearned compensation	—	—	—	—	108,750	—	—	108,750
Stock surrendered in payment of note receivable and other advances	(48,711)	(4,871)	(254,547)	189,417	—	—	—	(70,001)

Balance, June 30, 2002	10,922,618	1,092,262	21,564,096	—	(77,813)	735,564	11,967,081	35,281,190
Net Income	—	—	—	—	—	—	4,961,555	4,961,555
Translation adjustments	—	—	—	—	—	1,134,619	—	1,134,619

Total comprehensive income	—	—	—	—	—	—	—	6,096,174
Exercise of stock options and related tax benefits	58,226	5,823	156,485	—	—	—	—	162,308
Common stock issued through Employee Stock Purchase Plan	5,125	512	20,397	—	—	—	—	20,909
Amortization of unearned compensation	—	—	—	—	(15,937)	—	—	(15,937)
Cancelled restricted stock	(37,500)	(3,750)	(90,000)	—	93,750	—	—	—

Balance, June 30, 2003	10,948,469	1,094,847	21,650,978	—	—	1,870,183	16,928,636	41,544,644
Net Income	—	—	—	—	—	—	3,050,367	3,050,367
Translation adjustments	—	—	—	—	—	470,733	—	470,733

Total comprehensive income	—	—	—	—	—	—	—	3,521,100
Exercise of stock options and related tax benefits	157,250	15,725	447,744	—	—	—	—	463,469
Common stock issued through Employee Stock Purchase Plan	57,130	5,713	195,871	—	—	—	—	201,584
Issuance of restricted stock	20,498	2,049	123,603	—	(125,652)	—	—	—
Amortization of unearned compensation	—	—	—	—	6,282	—	—	6,282
Options granted to Non-Employees	—	—	74,007	—	—	—	—	74,007
Shares issued in stock offering	1,250,000	125,000	10,414,498	—	—	—	—	10,539,498
Cancelled restricted stock	(7,500)	(750)	(18,000)	—	—	—	—	(18,750)
Cancellation of subsidiary stock	(100)	(10)	(789)	—	—	—	—	(799)

Balance, June 30, 2004	12,425,747	$1,242,574	$32,887,912	$—	$(119,370)	$2,340,916	$19,979,003	$56,331,035

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED JUNE 30

	2002	2003	2004
OPERATING ACTIVITIES:
Net income	$4,942,010	$4,961,555	$3,050,367
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	1,654,202	1,617,006	1,810,754
Stock based compensation	108,750	(15,937)	60,740
Change in deferred taxes	(644,360)	80,111	(1,162,347)
Changes in current assets and liabilities
Receivables	(4,078,898)	2,011,498	(4,416,548)
Inventories	156,731	(1,799,677)	776,259
Prepaid expenses	826,152	(601,051)	(462,147)
Accounts payable	(1,246,490)	394,799	24,643
Accrued liabilities	3,155,714	(1,578,475)	(1,686,870)

Net cash provided by (used in) operating activities	4,873,811	5,069,829	(2,005,149)

INVESTING ACTIVITIES:
Purchase of property and equipment	(837,255)	(1,163,893)	(1,606,844)
Cash paid in asset acquisitions, net of cash received	—	(3,150,000)	(3,424,563)
Sale of fixed assets	1,500	350,027	—
Change in other assets, net	16,979	(6,036)	108,433

Net cash used in investing activities	(818,776)	(3,969,902)	(4,922,974)

FINANCING ACTIVITIES:
Proceeds from new debt financing	—	—	3,835,501
Principal payments on long-term obligations	(3,887,731)	(2,521,736)	(7,715,240)
Proceeds from (payments on) line of credit, net	—	4,500,000	(2,300,000)
Proceeds from exercise of stock options	304,346	162,308	463,469
Proceeds from employee stock purchase plan	111,845	20,909	201,584
Proceeds from stock offering	—	—	10,539,498

Net cash provided by (used in) financing activities	(3,471,540)	2,161,481	5,024,812

Effect of exchange rates on cash and cash equivalents	743,544	(292,051)	46,136

Net increase (decrease) in cash and cash equivalents	1,327,039	2,969,357	(1,857,175)
Cash and cash equivalents at beginning of year	759,611	2,086,650	5,056,007

Cash and cash equivalents at end of year	$2,086,650	$5,056,007	$3,198,832

Non-cash transaction
Purchase of equipment through capital lease obligation	—	126,870	—
Repayment of shareholder notes receivable with existing stock	259,417	—	—
Supplemental cash flow information
Interest paid	$674,432	$418,121	$517,719

Income taxes paid	$3,408,220	$2,451,062	$3,105,223

The accompanying notes are an integral part of these financial statements.

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

Revenue Recognition and Provisions for Credit Allowances and Returns

Compex Technologies, Inc. (the “Company”) generates revenue in the United States from sales of its products to medical equipment dealers and from rental or sales directly to patients and health care providers and recently from sales of consumer products to distributors or directly to consumers.

The Company’s domestic medical business recognizes revenue upon notification from a health care provider that equipment has been prescribed and provided to a patient and approved by the patient or his/her insurance provider or upon shipment for wholesale and consumer sales. Many providers reimburse at rates which differ from the Company’s invoice rate based on contracts, buying agreements or negotiated rate adjustments. In addition, patients sometimes return units after initial acceptance when they determine that their responsibilities for co-payments, deductibles or other charges are more than expected. The Company provides for these credit allowances and returns by recognizing only a portion of the invoiced amount and by recording such amount as part of the reserve for uncollectible accounts receivable. The Company estimates the amount of this provision for credit allowances and returns based on their historical experience with the various reimbursement entities, any recent notifications of changes in reimbursement rates and their historic rates of product returns. Possible changes in the number of units returned by patients or the rates of reimbursement could cause this provision for credit allowances and the reserve for uncollectible accounts to be inadequate.

In Europe and other international markets, revenue is generated from sales to health care providers, sport shops and direct sales to consumers. Revenue is recognized at the time of shipment to dealers, health care providers and sport shops, direct sales to consumers or upon notification from a health care provider that equipment has been prescribed and provided to a patient and approval by the patient or his/her insurance provider. All revenue is recognized net of estimated sales allowances and returns.

Principles of Consolidation

The consolidated financial statements include the accounts of Compex Technologies, Inc. and its subsidiaries. All significant inter-company transactions and accounts have been eliminated.

Reserve for Uncollectible Accounts Receivable

Revenue from rental and sale of products directly to patients and health care providers accounted for approximately 56 percent of total revenue in fiscal 2004, 61 percent in fiscal 2003 and 61 percent in 2002. A significant portion of the related receivables are from insurance companies or other third-party reimbursing agents. The nature of these receivables within this industry has typically resulted in long collection cycles. The process of determining what products will be reimbursed by third party payors and the amounts that they will reimburse is very complex and the reimbursement environment is constantly changing. The Company maintains a reserve for uncollectible receivables, and provides for additions to the reserve, to account for the risk of nonpayment. The Company sets the amount of the reserve, and adjusts the reserve at the end of each reporting period, based on a number of factors, including historical rates of collection, trends in the historical rates of collection and current relationships and experience with insurance companies or other third party payors. If the rates of collection of past-due receivables recorded for previous fiscal periods changes, or if there is a trend in the rates of collection on those receivables, the Company may be required to change the rate at which they provide for additions to the reserve. A change in the rates of the Company’s collections can result from a number of factors, including turnover in personnel, changes in the reimbursement policies or practices of payors, or changes in industry rates of reimbursement. Further, the reserve may be affected by significant charge-offs if a related group of receivables become doubtful. Accordingly, the provision for uncollectible accounts recorded in the income statement has fluctuated and may continue to fluctuate significantly from quarter to quarter as such trends change. Such reserves have gradually increased as third-party payors have delayed payments and restricted amounts to be reimbursed for products and services provided by the Company.

Inventories

Inventories are valued at the lower of cost (first-in, first-out basis) or market. The Company maintains a large balance of electrical stimulation devices on consignment at clinics and other health care providers that are not under their control. In the course of the Company’s business, some of this product is lost. Although the Company has the right in most cases to seek reimbursement for the lost product from their sales representatives or the health care providers, in some instances the Company foregoes that right in order to maintain favorable relationships. The Company maintains a reserve for the amount of consignment inventory that may be lost based on their experience as developed through periodic field audits.

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

Goodwill and Intangibles

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and other Intangible Assets”. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead be tested for impairment at least annually. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company was required to apply the provisions of SFAS No. 142 at the beginning of fiscal 2002. The Company performed the required impairment test of goodwill upon adoption, and as of June 30, 2004 and 2003, and determined that no impairment issues existed. The Company had no intangible assets with indefinite useful lives as of June 30, 2004 and 2003. At June 30, 2004 and 2003, the Company had $15.5 million and $10.6 million, respectively, of goodwill on its consolidated balance sheet.

Changes in the net carrying amount of goodwill were as follows:

Goodwill as of June 30, 2002	$9,833,090
Acquisition of BMR Neurotech	750,197

Goodwill as of June 30, 2003	10,583,287
Acquisition of Filsport Assistance S.r.l.	4,165,369
Effect of Exchange Rates	189,481
Elimination of Rehabilicare UK Goodwill	(34,999)
Adjustment of BMR Neurotech Goodwill	598,428

Goodwill as of June 30, 2004	$15,501,566

During the current fiscal year, the Company eliminated goodwill related to a subsidiary that was sold. The Company also adjusted goodwill during the fiscal year related to BMR Neurotech as a result of revisions to the purchase price allocation.

Other intangible assets included in other assets on the consolidated balance sheets were as follows:

	June 30, 2003			June 30, 2004
	Gross Carrying	Accum.	Net Carrying	Gross Carrying	Accum.	Net Carrying
	Value	Amortization	Amount	Value	Amortization	Amount
Acquired Technology	$1,400,000	$691,047	$708,953	$1,400,000	$866,043	$533,957
Non-Compete	850,000	769,844	80,156	850,000	789,848	60,152
Debt Structure Costs	346,970	274,039	72,931	346,970	343,435	3,535
Patents	36,716	15,122	21,594	36,716	17,745	18,971
Customer List	—	—	—	369,754	77,528	292,226

Total	$2,633,686	$1,750,052	$883,634	$3,003,440	$2,094,599	$908,841

Aggregate amortization expense recognized for fiscal 2004, 2003, and 2002 was $344,547, $267,018, and $267,019 respectively. The aggregate amortization expense for the five succeeding fiscal years is expected to approximate $893,000. Intangible assets with a definite life are amortized on a straight-line basis over estimated useful lives ranging from 3 – 8 years.

Advertising

Advertising costs, recorded in selling, general, and administrative expense, are expensed upon first showing of the related advertising. Total expense was approximately $2,748,000, $550,000, and $319,000 in 2004, 2003, and 2002 respectively. At June 30, 2004, $381,428 of advertising costs are recorded in prepaid expenses on the balance sheet related to television commercials that had not yet aired for the first time.

Research and Development

Research and development costs are expensed when incurred.

Stock-Based Compensation

At June 30, 2004, the Company has various stock-based employee compensation plans which are described more fully in Note 7. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (Statement No. 123), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 but applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock plans. Under APB 25, when the exercise price of an employee stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		2002	2003	2004
Net Income	As reported	$4,942,010	$4,961,555	$3,050,367
	Pro forma option expense, net of tax	(318,216)	(551,524)	(827,236)

	Pro forma	$4,623,794	$4,410,031	$2,223,131

Basic earnings per share	As reported	$0.45	$0.45	$0.26
	Pro forma	0.43	0.40	0.19
Diluted earnings per share	As reported	$0.44	$0.45	$0.24
	Pro forma	0.42	0.40	0.18

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003, and 2002: dividend yield of 0%; expected volatility of 61.0%, 57.6% and 57.6%; risk-free interest rate of 3.60%, 2.94% and 4.82%; and expected lives of 6 years.

The weighted-average fair value per option at the date of grant for options granted in 2004, 2003, and 2002 was $3.43, $2.04, and $2.25, respectively.

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

	Twelve Months Ended June 30
	2002	2003	2004
Numerator
Net Income	$4,942,010	$4,961,555	$3,050,367
Denominator
Denominator for basic net income per share - weighted average shares outstanding	10,867,744	10,951,808	11,804,768
Effect of dilutive stock options and restricted stock	247,577	117,051	878,818

Denominator for diluted net income per share - weighted average shares outstanding	11,115,322	11,068,860	12,683,587

Basic net income per share	$0.45	$0.45	$0.26
Diluted net income per share	0.44	0.45	0.24

Employee stock options of 107,393, 441,781, and 6,757 for the years ended June 30 2004, 2003, and 2002, respectively, have been excluded from the diluted net income per share calculation because their effect would be anti-dilutive.

Fair Value of Financial Instruments

The Company’s financial instruments primarily consist of cash, receivables and payables for which current carrying amounts approximate fair market value. Additionally, interest rates on outstanding borrowings are at rates which approximate market rates for borrowings with similar terms and average maturities, resulting in the carrying value of the Company’s debt approximating fair value.

Foreign Currency Translation

Assets and liabilities denominated in foreign currency are translated to United States dollars at year-end exchange rates. Elements of the statement of operations are translated at average exchange rates in effect during the year. Foreign currency transaction gains and losses are included in net income. Adjustments arising from the translation of most net assets located outside the United States (gains and losses) are recorded as a component of accumulated other non-owner changes in equity.

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

Selected Financial Statement Data

	2003	2004
Property, plant and equipment -
Land	$150,000	$150,000
Buildings	1,683,614	1,683,614
Clinical and rental equipment	1,227,021	1,401,842
Production equipment	3,693,298	4,454,729
Office furniture and equipment	8,903,069	10,594,573

	$15,657,002	$18,284,758
Less accumulated depreciation	(11,120,198)	(13,486,102)

Net property, plant and equipment	$4,536,804	$4,798,656

Included in the Company’s consolidated balance sheet at June 30, 2004 and 2003 are net property, plant and equipment of the Company’s foreign operations, which are located in Europe and which total $1,274,130 and $1,112,452, respectively.

2. Business Acquisition

Acquisition of Filsport Assistance S.r.l.:

On July 3, 2003, the Company acquired substantially all the capital stock of Filsport Assistance S.r.l., an independent distributor of the Compex® brand of consumer products in Italy. The transaction involved an exchange of approximately $4.9 million in cash for stock. The acquisition was financed through a newly-established credit facility and with existing funds. Prior to the acquisition, Filsport operated under an exclusive distribution arrangement and accounted for 25% of Compex SA total sales (10% of consolidated sales) in fiscal 2003. The purchase consideration exceeded the net fair value of tangible assets by $4,165,369 and was assigned to goodwill.

Pro forma operating results as if Filsport had been acquired at the beginning of fiscal 2003 are as follows (unaudited):

2003
Net sales	$81,343,139
Income before taxes	8,698,815
Net income	5,180,533
Earnings per share
Basic	.47
Diluted	.47

The Company used existing cash, a new term loan and a credit line to finance this business acquisition. The fair value of the assets and liabilities of the acquired company are presented as follows:

Accounts Receivable	$2,193,589
Inventories	1,775,876
Prepaid Expenses	681,888
Property and equipment, net	135,748
Goodwill	4,165,369
Other long-term assets	12,401
Accounts payable	(1,007,062)
Accrued liabilities	(1,179,090)
Liabilities forgiven	(2,563,870)
Long-term liabilities	(790,286)

Net assets acquired	$3,424,563

Acquisition of the Assets of BMR Neurotech, Inc.:

On May 15, 2003, the Company acquired certain assets of BMR Neurotech, Inc., for total consideration of approximately $3.3 million. The acquisition was financed using the existing credit line. The acquisition was accounted for using the purchase method of accounting with the purchase price allocated to the fair value of the net assets acquired, which included accounts receivable, inventory and fixed assets. The excess of the purchase price over the fair value of the underlying assets acquired of $1,348,625 has been allocated to goodwill and thus is not amortizable. Pro forma information related to this acquisition is not included as the impact is not deemed to be material.

3. Stock Offering

Compex received net proceeds from the sale of common stock to certain shareholders in a private placement, completed on November 20, 2003, of approximately $8.3 million and approximately $2.2 million of additional investment rights exercised on February 18, 2004. Compex has used these proceeds to reduce indebtedness, and intends to use the balance of the proceeds for marketing and other expenses incurred in expanding its consumer business, and for other general working capital requirements.

On December 4, 2003, the Company filed a registration statement on Form S-3 to register the sale of 1,250,000 shares of common stock held by three shareholders who purchased these securities in the previously mentioned private placements plus exercising their additional investment rights.

4. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components. Adjustments to comprehensive income for the years ended June 30, 2004, 2003, and 2002 consisted solely of gains on translation of its foreign subsidiary financial statements from the functional currency to US dollars of $470,733, $1,134,619, and $1,425,023, respectively, resulting in total comprehensive income of $3,521,100, $6,096,174, and $6,367,033, respectively.

5. Notes Payable and Long-Term Debt:

On June 2, 2004, the Company initiated a new $15,000,000 credit facility, which provides for revolving borrowings at varying rates based either on the bank’s prime rate or LIBOR. Borrowings under the facility are secured by substantially all assets of the Company.

There were borrowings under the Company’s revolving line of credit of $2,200,000 as of June 30, 2004. There were borrowings of $4,500,000 under the Company’s revolving line of credit as of June 30, 2003. The revolving line of credit expires on March 31, 2007.

Selected data on the Company’s borrowings under its revolving line of credit is shown below:

	2003	2004
Average balance outstanding	$1,179,000	$1,764,000
Maximum balance outstanding	4,950,000	4,400,000
Weighted average interest rate	4.34%	4.00%

The Company was in compliance with all financial covenants in its U. S. credit agreement as of June 30, 2004 and for the year then ended.

The Company was in compliance with all financial covenants in its Swiss Credit agreement as of June 30, 2004 and for the year then ended.

6. Long-Term Debt:

Long-term obligations at June 30 consisted of the following:

	2003	2004
Term loan, principal payments due on a quarterly basis and interest due in monthly installments through June 2004; interest at the back reference rate or LIBOR plus a margin); collateralized by substantially all assets of the Company other than those pledged as collateral on existing lease or mortgage obligations.	$5,097,000	$—
Mortgage note payable, principle and interest due in monthly installments through May 2015; interest at 7.37%; collateralized by the Company’s land and building.	590,640	—
Mortgage note payable, principal and interest due in monthly installments through May 2005 and a balloon payment at that date; interest at 9.56%; collateralized by the Company’s land and building.	609,231	—
Swiss credit facility that provides for a three-year term loan at varying rates. Borrowings under the Swiss credit facility are secured by all of the equity interest held by the Company’s Swiss subsidiary in Filsport. The first advance on the loan bears interest at 3.69%, the second advance bears interest at 4.09%, and the third and final advance bears interest at 4.40%.	—	3,654,300
Capital lease obligations	241,535	50,810
Other	42,712	—

	6,581,118	3,705,110
Less current maturities	(5,363,850)	(1,268,910)

	$1,217,268	$2,436,200

Under terms of the various loan agreements, the Company must meet certain financial covenants, including maintaining certain levels of stockholders’ equity and meeting or exceeding certain financial ratios. As of June 30, 2004, the Company was in compliance with all such covenants.

Future maturities due in each fiscal year with respect to long-term debt, excluding obligations under capital leases, are as follows:

2005	$1,218,100
2006	1,218,100
2007	1,218,100
2008	—
2009	—

$3,654,300

Leases

The Company has commitments under various operating and capital leases which bear interest at various rates and are payable in monthly installments through various dates. Future minimum lease payments under non-cancelable operating and capital leases are as follows:

	Capital	Operating
	Leases	Leases
2005	$51,511	$317,875
2006	—	288,602
2007	—	270,104
2008	—	278,208
Thereafter	—	262,019

Total future minimum lease payments	51,511	$1,416,808

Less amount representing interest	(701)

Present value of net minimum lease payments	50,810
Less current portion	50,810

Long-term capital lease obligation	$0

Rent expense under operating leases for fiscal 2004, 2003, and 2002 was $398,466, $433,529 and $332,307, respectively.

7. Income Taxes:

Deferred income taxes represent the tax effects of timing differences in the recognition of revenue and expenses for financial reporting and income tax purposes. Federal tax credits are recorded as a reduction of income tax expense in the year the credits are utilized.

     The following summarizes the components of income before taxes:

	2002	2003	2004
Domestic	$5,698,384	$6,602,158	$4,035,087
Foreign	2,821,626	1,667,397	542,280

	$8,520,010	$8,269,555	$4,577,367

     The following summarizes the components of the provision for taxes:

	2002	2003	2004
Currently payable -
Federal	$2,724,140	$2,293,758	$2,227,768
State	398,787	345,061	380,186
Foreign	1,099,433	596,510	445,755
Deferred	(644,360)	72,671	(1,526,709)

	$3,578,000	$3,308,000	$1,527,000

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	2002	2003	2004
Statutory rate	$2,982,004	$2,894,344	$1,602,078
State taxes	316,258	347,688	211,502
Foreign	131,835	80,507	78,821
Resolution of tax issue	—	—	(433,635)
Other	147,903	(14,539)	68,234

Total	$3,578,000	$3,308,000	$1,527,000

During the fourth quarter of fiscal 2004, the Company recognized a reduction in income tax expense of $433,635 as the result of the resolution of various outstanding tax issues.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax liabilities and assets as of June 30, 2004 and 2003 are as follows:

	2003	2004
Deferred tax assets -
Reserve for uncollectible accounts	$4,003,904	$5,258,588
Inventory	507,700	552,467
Accruals and other reserves	193,790	197,881
Other	47,554	224,679

Total	$4,752,948	$6,233,615

Deferred tax liabilities -
Depreciation	$(2,513)	$(278,286)

Net deferred tax assets	$4,750,435	$5,955,329

Realization of the future tax benefits related to the net deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income. Management believes that, at a minimum, it is more likely than not that future taxable income will be sufficient to realize the recorded asset.

8. Stockholders’ Equity:

Stock Options

The Company has 925,000 shares of its common stock reserved under its 1988 Restated Stock Option Plan and 1,400,000 shares reserved under its 1998 Stock Incentive Plan for issuance to key employees, consultants, or other persons providing valuable services to the Company. Options are granted at prices not less than the fair market value on the date of grant and are exercisable in cumulative installments over a term of five years. They expire seven to ten years after grant. The Company also granted options to purchase a total of 650,000 shares of common stock to executives outside these plans in 2002 as an inducement to their initial employment. These non-plan options were also granted at prices equal to fair market value on the date of grant and expire seven to ten years after grant.

The following table summarizes information with respect to options granted under and outside the plans as of June 30, 2004:

	Weighted Average	Number of
	Exercise	Shares
Balance outstanding at June 30, 2001	$2.93	768,026
Granted	3.28	400,000
Exercised	2.90	(168,125)
Cancelled	2.93	(197,829)

Balance outstanding at June 30, 2002	$3.11	802,072
Granted	3.63	1,247,000
Exercised	2.82	(80,000)
Cancelled	3.28	(189,073)

Balance outstanding at June 30, 2003	$3.46	1,780,000
Granted	7.27	510,998
Exercised	2.95	(157,250)
Cancelled	3.21	(115,000)

Balance outstanding at June 30, 2004	$4.50	2,018,748

Exercisable at June 30, 2004	$3.94	703,750

Available for grant at June 30, 2004		334,384

		Stock Options Outstanding		Stock Options Exercisable
			Weighted		Weighted
			Average		Average
		Weighted Average	Exercise		Exercise
Range of		Remaining	Price		Price
Exercise Price	Shares	Contractual Life	Per Share	Shares	Per Share
$2.19 to $ 2.25	28,000	1.6 Years	$2.23	28,000	$2.23
$2.39 to $ 3.06	142,500	2.9 Years	2.64	101,250	2.73
$3.30 to $ 3.85	1,182,250	5.1 Years	3.63	439,500	3.63
$3.87 to $10.75	665,998	6.6 Years	6.53	135,000	6.17

	2,018,748			703,750

Included in the options reflected in the foregoing tables are options to purchase a total of 80,000 shares granted to two consultants during the year ended June 30, 2004, all of which are exercisable to purchase common stock at a price equal to fair market value on the date of grant and expire in five years. The options vest over three years.

Stock Purchase Plan

The Company has reserved 200,000 authorized shares of its common stock for issuance under its Employee Stock Purchase Plan. All full-time employees are eligible to participate in the plan by having amounts deducted from their earnings. After the issuance of shares under the Employee Stock Purchase Plan with respect to the plan period ended June 30, 2004, there remained 114,510 shares available for future issuance under the Employee Stock Purchase Plan.

Restricted Stock Grants

On July 19, 2000, the Company issued 180,000 shares of restricted stock grants to certain key employees under its 1998 Stock Incentive Plan. The restricted shares were issued at $2.50 per share, which was the fair market value of the Company’s stock on the date of grant. The effect of the restricted stock grant is to increase the issued and outstanding shares of the Company’s common stock. Deferred compensation was recorded for the restricted stock grants on the date of grant and was amortized over the restricted stock vesting period. Restricted stock awarded may not be voluntarily or involuntarily sold, assigned, transferred, pledged or encumbered during the restricted period. Of the restricted shares, 25% vested immediately, and the remaining shares vested 25% per year over a four-year period. During the years ended June 30, 2003 and 2002, the Company recognized $(15,937) and $108,750, respectively, in selling, general and administrative expense associated with the restricted stock grant. During fiscal 2004 and 2003, 7,500 and 37,500 shares, respectively, of restricted stock were cancelled as the employees were terminated prior to the shares becoming fully vested, causing a reversal of $18,750 and $93,750, respectively, of previously recorded expense during the year.

On June 6, 2004, the Company issued 20,498 shares of restricted stock grants to certain key employees under its 1998 Stock Incentive Plan. The restricted shares were issued at $6.13 per share, which was the fair market value of the Company’s stock on the date of the grant. These restricted shares vest 33% per year over a three-year period. During the year ended June 30, 2004, the Company recognized $6,282 in selling, general, and administrative expense associated with the restricted stock grant. The Company records compensation expense for those fixed awards granted to non-employees on a straight-line basis over the related vesting period.

9.  Commitments and Contingencies:

Litigation

In late January 2001, the Company was served with documents in connection with a product liability case brought in the California Superior Court for Solano County. Although the Company had no record of the proceedings, the action had progressed to the entry of a default judgment on January 11, 2001. The Company appealed the default judgment to the California Court of Appeals in March 2001. On May 10, 2002, the appeals court overturned the default judgment holding that there was no valid complaint against the Company. The plaintiff in this case has moved the court for leave to file an amended complaint, which was granted on September 20, 2004. The plaintiff is required to file an amended complaint within ten days (prior to September 30, 2004). If the plaintiff files an amended complaint, the Company intends to contest the matter vigorously.

From time to time, the Company has also been a party to other claims, legal actions and complaints arising in the ordinary course of our business. The Company does not believe that the resolution of such matters has had or will have a material impact on the Company’s results of operations or financial position.

Commitments

The Company has engaged several celebrities who have endorsed our consumer products to act as the Company’s spokespersons in promoting those products and have agreed to pay them for their services in appearing in advertisements and for use of their names. The Company has contractual commitments under these agreements totaling approximately $800,000 for the year ending June 30, 2005, and $900,000 for the year ending June 30, 2006.

401(k) Plan

The Company has a 401(k) plan in which substantially all employees are eligible to participate. Participants may contribute from 1% to 20% of eligible earnings to the plan. Company contributions are 50% of the first 6% contributed by the employee. In addition, the Company may make additional discretionary contributions to the plan as determined annually. The Company contributed $248,022, $212,581 and $204,024 to the plan for the years ended June 30, 2004, 2003 and 2002, respectively.

10.  Segment Information:

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

	Year ended June 30
	2002	2003	2004
U.S. revenue	$46,640,968	$48,947,023	$52,626,316
Foreign revenue	25,865,709	26,512,893	33,334,347

Total	$72,506,677	$75,459,916	$85,960,663

Net revenue by product line was as follows:

	Year ended June 30
	2002	2003	2004
Rehabilitation products	$14,639,997	$15,085,264	$17,693,448
Pain management	14,440,064	15,431,708	16,652,988
Consumer products	19,273,748	19,364,142	26,116,237
Accessories and supplies	24,152,868	25,578,802	25,497,990

Total	$72,506,677	$75,459,916	$85,960,663

During fiscal 2003 and 2002, one customer accounted for approximately 10% and 14%, respectively, of consolidated revenue.

11.	Quarterly Data (Unaudited):

	Year ended June 30, 2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenue	$17,737,740	$18,735,080	$19,143,348	$19,843,748	$75,459,916
Gross profit	12,290,313	12,957,825	13,437,688	14,195,827	52,881,653
Net Income	987,007	942,252	1,355,442	1,676,854	4,961,555
Net income per common share -
Basic	0.09	0.09	0.12	0.15	0.45
Diluted	0.09	0.08	0.12	0.15	0.45

Certain quarterly items have been reclassified to conform with the current year presentation.

	Year ended June 30, 2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenue	$19,156,266	$22,464,599	$21,651,597	$22,688,201	85,960,663
Gross profit	12,719,020	15,304,092	14,571,045	14,930,826	57,524,983
Net Income	354,157	1,228,583	428,735	1,038,892	3,050,367
Net income per common share -
Basic	0.03	0.11	0.03	0.09	0.26
Diluted	0.03	0.10	0.03	0.08	0.24

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

During the quarter ended June 30, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information contained under the headings “Proposal I: Election of Directors,” “Executive Officers Who Are Not Directors,” “Information About Our Board Of Directors And Its Committees, And Other Corporate Governance Matters—Audit Committee” and “-Compliance with section 16(a) of the Securities Exchange Act of 1934” of our definitive proxy statement for our annual meeting of shareholders to be held November 11, 2004 (hereafter the “Proxy Statement”), is incorporated herein by reference.

Item 11. Executive Compensation.

The information under the heading “Executive Compensation” and “Performance Graph” of the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the heading “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

Not applicable

Item 14. Principal Accountant Fees and Services

The information contained under the heading “Relationship with Independent Accountants” of the Proxy Statement is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

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

3. Exhibits

Number	Description
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended June 30, 2002 filed September 30, 2003 (File Number 0-9407))

3.2	Articles of Merger changing the name of the Registrant to Compex Technologies, Inc. (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 filed March 14, 2003 (File No. 333-103817))

3.3	Restated Bylaws of Compex Technologies, Inc., as amended (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003 (File Number 0-9407))

4.1	1988 Restated Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended June 30, 2002 filed September 30, 2003 (File Number 0-9407))

4.2	1993 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8 filed March 14, 2003 (File No. 333-103817))

4.3	Compex Technologies, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Appendix E to the final prospectus included in Amendment No. 1 to the our Registration Statement on Form S-4 filed February 2, 1998 (file no. 333-44139))

4.4	Rights Agreement dated as of February 17, 2003 between Compex Technologies, Inc. and Registrar and Transfer Company (incorporated by reference to our Form 8-A filed February 18, 2003 (File Number 0-9407))

+10.1	Form of Severance Pay Agreement (Incorporated by reference to our Form 10-KSB for the year ended June 30, 1997 (File Number 0-9407))

*10.2	Credit Agreement dated June 2, 2004 between Compex Technologies, Inc. and U.S. Bank National Association.

10.3	Security Agreement dated July 14, 1999 between Compex Technologies, Inc. and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K filed August 2, 1999 (File No. 0-9407)

10.4	Stock Pledge Agreement dated July 19, 1999 between Rehabilicare Inc. and U.S. Bank National Association covering all shares of capital stock in Compex SA owned by Rehabilicare Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed August 2, 1999 (File No. 0-9407))

+10.5	Employment Agreement dated as of August 12, 2002 between Rehabilicare Inc. and Dan Gladney (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended June 30, 2002 filed September 30, 2003)

+10.6	Employment Agreement Amendment dated February 5, 2003 between Compex Technologies, Inc. and Dan Gladney (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended June 30, 2003)

+10.7	Non-Incentive Option Agreement dated August 12, 2003 between Compex Technologies, Inc. and

Dan Gladney (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended June 30, 2003)

+10.8	Non-Incentive Option Agreement (with acceleration) dated August 12, 2003 between Compex Technologies, Inc. and Dan Gladney (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended June 30, 2003)

+10.9	Employment Agreement dated as of December 2, 2002 between Rehabilicare Inc. and Scott Youngstrom (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended June 30, 2003)

+10.10	Employment Agreement dated as of November 25, 2002 between Rehabilicare Inc. and Marshall Masko ( incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended June 30, 2003)

+10.11	Employment Agreement dated as of September 1, 2003 between Rehabilicare Inc. and G. Michael Goodpaster

+10.12	Form of Incentive Option Agreement granted to Scott Youngstrom, Marshall Masko and G. Michael Goodpaster.

*+10.13	Form of Restricted Stock Agreement for restricted stock grants to Dan Gladney, Scott Youngstrom, Marshall Masko, and G. Michael Goodpaster

*+10.14	Employment Agreement dated as of July 29, 2002 between Compex Medical SA and Serge Darcy.

21	Subsidiaries (Incorporated by reference to Exhibit 21 to Rehabilicare’s Annual Report on Form 10-K for the year ended June 30, 2001 (File No. 0-9407))

* 23.1	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP

*31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished but not filed)

+	Management compensatory plan or agreement

*	Filed with this Form 10-K

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

COMPEX TECHNOLOGIES, INC.

Dated: September 28, 2004	By:	/s/ Dan W. Gladney
Dan W. Gladney
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Dan W. Gladney	President, Chief Executive Officer	September 28, 2004

Dan W. Gladney

/s/ Scott P. Youngstrom	Vice President of Finance (Principal
	Financial and Accounting Officer)	September 28, 2004
Scott P. Youngstrom

/s/ John H.P. Maley	Chairman and Director	September 28, 2004

John H.P. Maley

/s/ Frederick H. Ayers	Director	September 28, 2004

Frederick H. Ayers

/s/ Richard E. Jahnke	Director	September 28, 2004

Richard E. Jahnke

/s/ Jack Smith	Director	September 28, 2004

Jack Smith

Schedule II – Valuation and Qualifying Accounts

Accounts Receivable
Reserve

			Deductions
			Charged to
	Balance at		allowance for	Charged to
	beginning of		doubtful	credit	Balance at
Description	period	Additions	accounts	reserve	end of period
Account Receivable Reserve
June 30, 2004	$15,200,590	$19,119,698	$2,994,826	$13,659,597	$17,665,865
June 30, 2003	12,891,864	17,992,096	3,826,318	11,851,052	15,200,590
June 30, 2002	11,141,407	13,952,724	2,973,695	9,228,571	12,891,864

Inventory Reserve

			Deductions
	Balance at		Charged to	Charges to
	beginning of		inventory	other	Balance at
Description	period	Additions	reserve	accounts	end of period
Inventory Reserve
June 30, 2004	$838,413	$527,075	$424,157	—	$941,331
June 30, 2003	515,013	835,562	512,162	—	838,413
June 30, 2002	596,306	824,442	905,735	—	515,013