Form 10-Q
period 2004-09-30
COMPEX TECHNOLOGIES INC
filed 2004-11-09
CIK 64578

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period Ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (Yes  ☑  No ☐)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) (Yes  ☑  No ☐)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 4, 2004 was:

Common Stock, $.10 par value	12,454,107 Shares

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Our Quarterly Report on Form 10-Q contains a number of “forward-looking statements” where we indicate that we “anticipate,” “believe,” “expect” or “estimate” or use similar words to indicate what might happen in the future. These forward looking statements represent our expectations about future events, including anticipated product introductions; changes in markets, customers and customer order rates; changes in third party reimbursement rates; expenditures for research and development; growth in revenue; taxation levels; and the effects of pricing decisions. When used in this 10-Q, the words “anticipate,” “believe,” “expect,” “estimate” and similar expressions are generally intended to identify forward-looking statements. You should evaluate these forward-looking statements in the context of a number of factors that may affect our financial condition and results of operations, including the following:

•	We maintain a reserve against the revenue we record for sales allowances on the contracted or negotiated sales and rental prices. Many third party reimbursement entities maintain schedules of the amount of sales and rental rates for our medical products that they will reimburse. Because it is difficult to collect from patients the excess of our contract price over these scheduled rates, and because our acceptance of the payment from the reimbursement entity in some cases constitutes acceptance of that rate for our sales or rental price, we normally do not pursue collection of the excess. The rate schedules from the various reimbursement entities vary and we do no know in advance the rates of reimbursement for all of our products from all of the reimbursement entities that may cover the patients that use our products. When we record revenue upon billing of a patient or health care provider, we offset the sales and rental prices, before recording it as revenue, with an allowance based on our historical experience of a blended average rate schedule of the reimbursement entities, weighting our current experience with known rates from larger entities. Nevertheless, to the extent there is a shift in the reimbursement entities that pay for sales or rentals of our products, or to the extent the reimbursement rate schedules of third party reimbursement entities change, our allowance may be inaccurate and we may be required to record additional allowances, resulting in a reduction in our revenue, with a corresponding reduction in net revenue and income.

•	Like many medical device companies that rely on third party reimbursement entities for payment, we have a large balance of uncollected accounts receivable. We also have a reserve for the portion of those receivables that we estimate will not be collected based on our historical experience. If we cannot collect an amount of receivables that is consistent with historical collection rates, we might be required to increase our reserve and charge off the portion of receivables we cannot collect. This additional “provision” for uncollectible accounts could significantly impact our operating results.

•	In the United States, our products are subject to reimbursement by private and public healthcare reimbursement entities that generally impose strict rules on applications for reimbursement. Changes in eligibility or requirements for reimbursement, or failure to comply with reimbursement requirements, could cause a reduction in our income from operations.

•	Healthcare reform, the expansion of managed care organizations and buying groups, and continued legislative pressure to control healthcare costs have all contributed to downward pressure on reimbursement rates and the prices of our medical products. Under the Medicare Modernization Act, Medicare is prohibited from increasing reimbursement rates for durable medical equipment, such as our medical products, through 2008. Further, this Act requires that Medicare commence a competitive bidding process for off-the-shelf products, such as our TENS devices, in 2007. Although this process will not initially be nationwide and is not binding on private reimbursement entities, we expect that Medicare and most reimbursement entities will be inclined to adjust their rate schedules based on the bidding results. Further, increasing healthcare costs has caused the formation of buying groups that enter into preferred supplier arrangements with one or more manufacturers of medical products in return for price discounts. If we are not able to obtain preferred supplier commitments from major buying groups or retain those commitments that we currently have, our sales and profitability could be adversely affected.

•	The products we sell in our United States medical products business may only be sold on physician prescription and, for most of those products where there is a government sponsored payor, only if we receive detailed documentation from the physician indicating the medical necessity of the product, together with forms which we must submit to the paying agency. In most cases, the reimbursement agency, including Medicare, requires strict adherence to the requirements of the form and the failure to properly obtain and maintain the documentation can result in significant fines, penalties, and civil litigation. For example, we were subject to a Medicare whistleblower suit that we settled in 2000 for approximately $1.6 million. Although we believe we have implemented a compliance program designed to detect errors in complying with these regulations, if our program fails, our operations and results could be adversely affected.

•	The clinical effectiveness of our electrotherapy products has periodically been challenged and the effectiveness of electrotherapy products such as those offered by Compex for fitness and health applications has sometimes been questioned. Publicity about the effectiveness of electrotherapy for pain relief or other clinical applications and continued questions about the effectiveness of electrotherapy for conditioning could negatively impact revenue and income from operations.

•	We maintain significant amounts of finished goods inventory on consignment at clinics for distribution to patients. We may not be able to completely control losses of this inventory and, if inventory losses are not consistent with historical experience, we might be required to write off a portion of the carrying value of inventory.

•	The manufacture of medical and consumer products, and the labeling of those products for sale in the United Sates, requires compliance with quality assurance and labeling regulations of the Food and Drug Administration. Although we believe our manufacturing facilities and operations comply with these regulations, a failure to comply could result in our inability to manufacture, refurbish, and sell products until compliance is achieved.

•	The marketing of our consumer products is subject to regulations and oversight by both the FDA and the Federal Trade Commission. The FTC has commenced several enforcement actions against advertisers of abdominal belts during the past few years relating to misleading advertising and based on unsubstantiated claims. Although we have attempted to limit the claims made in our advertisements to matters that can be substantiated, if the FTC were to disagree with our conclusions, it could enjoin our marketing of these products for a period of time and impose fines and penalties. Any such actions would have a significant adverse impact on our operations.

•	We operate in both the medical device and consumer products markets, both of which are subject to a significant amount of regulation that affects the way we can advertise our products, sell our products, bill customers for our products and collect payment for our products.

•	We have not sold substantial volumes of consumer products in the United States, but intend to devote significant resources to market consumer products for health and fitness applications. The consumer market for electrical stimulation products is new and developing, and our success in this market will depend on a number of factors, including:

•	our ability to obtain clearance from the FDA and other regulatory authorities to market the products for all relevant consumer applications;

•	our ability to maintain distribution rights with, and to obtain adequate quantities of product from, the manufacturers of consumer products for which we serve as distributors;

•	our ability to establish consumer demand with a limited marketing budget;

•	our ability to secure “shelf space” in the United States with significant retailers; and,

•	the effectiveness of our products for their intended applications

•	We market and sell several products manufactured by a number of different companies, including abdominal belts and other garment-based consumer products, iontophoresis products, traction devices, and electrodes. We generally have less control over the quality and reliability of these third-party products. If these products do not comply with their specifications or otherwise fail to properly function, we may receive an increased amount of returns for which we are primarily responsible, may be required to recall products, may suffer a decrease in product reputation and goodwill in the marketplace, and may be unable to sell products currently on hand. Any of these events could negatively impact our operations, particularly if sale of these third party products becomes a substantial part of our business.

•	The terms of our third party distribution contracts, including our contracts for Slendertone products, may be altered if we do not meet the contract requirements. Although we believe we are currently in compliance with those contracts, we cannot be certain that we will be able to continue to sell product at the rates these contracts require. In particular, our contract for sale of Slendertone product in Europe currently calls for minimum purchases in excess of what we have budgeted for the coming year. Although we believe that we will be able to renegotiate this contract if we do not meet these minimums, we cannot be certain that we will be able to do so on similar terms, or at all.

•	Approximately 35% of our revenue for the three months ended September 30, 2004 was generated by Compex SA, a subsidiary headquartered in Switzerland that does business primarily in Europe. There are risks in doing business in international markets which could adversely affect our business, including:

•	regulatory requirements;

•	export restrictions and controls, tariffs and other trade barriers;

•	difficulties in staffing and managing international operations;

•	fluctuations in currency exchange rates;

•	reduced protection for intellectual property rights;

•	changes in political and economic conditions;

•	seasonal reductions in business activity; and

•	potentially adverse tax assessments.

•	Although our products were among the first products sold for muscle toning and conditioning in Europe, the consumer markets for these products in some of the geographies have matured, and we have increasingly become subject to competition from lower cost products. Although we believe that we have maintained our reputation as the manufacturer of the highest quality products in these markets, the introduction and sale of lower cost products has caused some erosion of our sales volumes in these geographies and pressure on the price we charge for our products.

•	The revenue we have reported during the past two years, and to a lesser extent the income we have reported, has benefited from the decreasing value of the dollar in Europe, where Compex SA operates. Because we bill for and account for sales in Europe in local currency, during periods in which US currency is devalued, sales of the same number of products at the same prices in Europe will result in our recording increasing sales revenue after conversion to US currency. Conversely, if US currency increases in value relative to the Euro and other European currencies in the future, we would report less revenue and potentially less income even at times when our operations in Europe continued to perform at historical levels. A large or rapid increase in the value of the dollar relative to the Euro could have a significant adverse impact on our reported revenue.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Included herein is the following unaudited condensed financial information:
Consolidated Balance Sheets as of September 30, 2004 and June 30, 2004
Consolidated Statements of Operations for the three months ended September 30, 2004 and 2003
Consolidated Statements of Cash Flows for the three months ended September 30, 2004 and 2003
Notes to Consolidated Financial Statements
2005 Management Incentive Plan
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification Pursuant to Section 906

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2004	2004
		(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,198,832	$3,753,820
Receivables, less reserves of $17,665,865 and $18,840,840 at June 30, 2004 and September 30, 2004, respectively	28,802,468	30,000,209
Inventories, net	12,990,417	12,876,175
Deferred tax assets	6,008,936	6,008,936
Prepaid expenses	3,646,300	2,721,804

Total current assets	54,646,953	55,360,944
Property, plant, and equipment, net	4,798,656	4,814,076
Goodwill	15,501,566	15,587,726
Other intangible assets, net	908,841	826,092
Deferred tax assets	224,679	241,282
Other assets	128,701	144,847

Total assets	$76,209,396	$76,974,967

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,268,910	$2,484,400
Notes payable	2,200,000	3,500,000
Accounts payable	5,678,181	4,490,087
Accrued liabilities -
Payroll	1,990,591	1,919,929
Commissions	917,068	952,349
Income taxes	1,731,444	1,224,563
Other	3,377,681	3,863,149

Total current liabilities	17,163,875	18,434,477

LONG-TERM LIABILITIES
Long-term debt	2,436,200	1,242,200
Deferred tax liabilities	278,286	281,560

Total liabilities	19,878,361	19,958,237

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value: 30,000,000 shares authorized; issued and outstanding 12,425,747 and 12,454,107 shares at June 30, 2004 and September 30, 2004, respectively	1,242,574	1,245,410
Preferred stock, no par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Additional paid in capital	32,887,912	33,100,052
Unearned compensation on restricted stock	(119,370)	(100,522)
Accumulated other non-owner changes in equity	2,340,916	2,564,064
Retained earnings	19,979,003	20,207,726

Total stockholders’ equity	56,331,035	57,016,730

Total liabilities and stockholders’ equity	$76,209,396	$76,974,967

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30 (unaudited)
	2003	2004
Net sales and rental revenue	$19,156,266	$21,653,738
Cost of sales and rentals	6,437,246	6,914,618

Gross profit	12,719,020	14,739,120
Operating expenses:
Selling and marketing	8,101,523	9,843,630
General and administrative	3,301,719	3,744,533
Research and development	628,477	722,535

Total operating expenses	12,031,719	14,310,698

Income from operations	687,301	428,422
Other income (expense):
Interest expense	(153,743)	(79,585)
Other	55,599	30,886

Income before income taxes	589,157	379,723
Income tax provision	235,000	151,000

Net income	$354,157	$228,723

Net income per common and common equivalent share
Basic	$0.03	$0.02

Diluted	$0.03	$0.02

Weighted average number of shares outstanding
Basic	11,025,140	12,454,107

Diluted	11,800,286	13,020,849

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30 (unaudited)
	2003	2004
OPERATING ACTIVITIES:
Net income	$354,157	$228,723
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	356,452	337,450
Amortization of unearned compensation	—	18,848
Change in deferred taxes	(1,690)	(9,675)
Changes in current assets and liabilities - net of amounts acquired in acquisition
Receivables	358,710	(1,026,253)
Inventories	179,852	206,834
Prepaid expenses	1,107,607	956,768
Accounts payable	(1,275,277)	(1,265,160)
Accrued liabilities	(762,456)	(126,956)

Net cash provided by (used in) operating activities	317,355	(679,421)

INVESTING ACTIVITIES:
Purchase of property and equipment	(130,679)	(239,132)
Cash paid in acquisition, net of cash received	(3,389,912)	—
Changes in other assets, net	(258,448)	(13,600)

Net cash used in investing activities	(3,779,039)	(252,732)

FINANCING ACTIVITIES:
Proceeds from new debt financing	3,835,501	—
Principal payments on long-term obligations	(645,054)	(51,738)
(Payments on) Proceeds from line of credit, net	(400,000)	1,300,000
Proceeds from exercise of stock options	295,603	—
Proceeds from employee stock purchase plan	96,417	214,976

Net cash provided by financing activities	3,182,467	1,463,238

Effect of exchange rates on cash and cash equivalents	(101,846)	23,903

Net (decrease) increase in cash and cash equivalents	(381,063)	554,988
Cash and cash equivalents at beginning of period	5,056,007	3,198,832

Cash and cash equivalents at end of period	$4,674,944	$3,753,820

Supplemental cash flow information
Interest paid	$153,743	$79,585

Income taxes paid	$959,000	$407,000

COMPEX TECHNOLOGES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

1. Accounting Policies

The amounts set forth in the preceding financial statements are unaudited as of and for the periods ended September 30, 2004 and 2003, however, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the periods presented. Such results are not necessarily indicative of results for the full year. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2004 included in the Company’s Annual Report on Form 10-K.

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

Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		Three Months Ended
		September 30
		2003	2004
Net Income	As reported	$354,157	$228,723
	Pro forma option expense, net of tax	(162,875)	(136,207)

	Pro forma	$191,282	$92,516

Basic earnings per share	As reported	$0.03	$0.02
	Pro forma	0.02	0.01
Diluted earnings per share	As reported	$0.03	$0.02
	Pro forma	0.02	0.01

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2004 and 2005: dividend yield of 0%; expected volatility of 57.7% and 62.1%; risk-free interest rate of 3.07% and 3.29%; and expected lives of 5 years.

2. Inventory

	June 30, 2004	September 30, 2004
Inventories, net
Raw materials	$1,037,944	$898,824
Work in process	10,765	27,820
Finished goods	11,941,708	11,949,531

	$12,990,417	$12,876,175

3. Fixed Assets

	June 30, 2004	September 30, 2004
Property, plant and equipment -
Land	$150,000	$150,000
Buildings	1,683,614	1,683,614
Clinical and rental equipment	1,401,842	1,407,716
Production equipment	4,454,729	1,429,974
Office furniture and equipment	10,594,573	10,168,805

	$18,284,758	$14,840,109
Less accumulated depreciation	(13,486,102)	(10,026,033)

Net property, plant and equipment	$4,798,656	$4,814,076

Included in the Company’s consolidated balance sheet at September 30, 2004 and June 30, 2004 are net property, plant and equipment of the Company’s foreign operations, which are located in Europe and which total $1,317,579 and $1,274,130, respectively.

During the first quarter ended September 30, 2004 the Company disposed of approximately $3.8 million of production and office equipment that was fully depreciated and no longer in service.

4. Note Payable and Long Term Debt

The Company has a $15,000,000 U. S. credit facility which provides for revolving borrowings at varying rates based either on the bank’s prime rate or LIBOR. As of September 30, 2004, there were borrowings outstanding of $3,500,000 on the revolving credit line. As of September 30, 2003, there were borrowings outstanding of $4,497,000 on a long-term note and $4,100,000 on the revolving credit line. The Company currently has $11,500,000 available under the revolving credit line. Borrowings under the U. S. credit facility are secured by substantially all assets of the Company. The weighted average rate on borrowings under the revolving line of credit was 4.44%.

The Company was in compliance with all financial covenants in its U. S. credit agreement as of September 30, 2004 and for the period then ended.

The Company has a $4,975,000 Swiss credit facility that provides for a three-year term loan at varying rates. As of September 30, 2004 and 2003, there were borrowings outstanding of $3,737,900 and $3,495,300, respectively, under this credit facility. Borrowings under this credit facility were used to fund the acquisition of Filsport Assistance S.r.l. on July 3, 2003. Borrowings under the Swiss credit facility are secured by all of the equity interest held by the Company’s Swiss subsidiary in Filsport. The second advance bears interest at 4.09% and the third and final advance bears interest at 4.40%.

The Company was in compliance with all financial covenants in its Swiss Credit agreement as of September 30, 2004 and for the period then ended.

5. Per Share Data

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

	For the Three Months Ended
	September 30
	2003	2004
Numerator
Net Income	$354,157	$228,722
Denominator
Denominator for basic net income per share - weighted average shares outstanding	11,025,140	12,454,107
Effect of dilutive stock options	775,146	566,742

Denominator for diluted net income per share - weighted average shares outstanding	11,800,286	13,020,849

Basic net income per share	$0.03	$0.02
Diluted net income per share	0.03	0.02

Employee stock options of 374,976 for the three months ended September 30, 2004, have been excluded from the diluted net income per share calculation because their effect would be anti-dilutive. For the three months ended September 30, 2003, all employee options were included in the diluted net income per share calculation.

6. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components. Adjustments to comprehensive income for the three months ended September 30, 2004 and September 30, 2003 consisted solely of gains on translation of foreign subsidiary financial statements from the functional currency to US dollars of $223,148 and $21,566, respectively, resulting in total comprehensive income of $451,871 and $375,723, respectively.

7. Segment Information (unaudited)

Effective July 1, 2004, Compex Technologies, Inc. and its consolidated subsidiaries will be operating and reporting in three reportable segments. The Company had previously reported as one operating segment which included the manufacture and distribution of electrical stimulation products for pain management, rehabilitation and fitness applications. However, given the establishment and growth of the Company’s consumer products segment, which includes electrical stimulation products for consumer distribution, the Company has reorganized the manner in which it reviews and manages its business. The Company’s new reporting structure is based on a geographical basis in segmenting its international and U.S. operations. Further segmentation of the U.S. operations is based on product offering by separating its U.S. consumer from its U.S. medical division. The Company’s U.S. medical segment consists of electrical stimulation products for rehabilitation, pain management and accessories and supplies distributed to patients through healthcare providers. Consumers of our U.S. medical segment require a physicians’ prescription to purchase or rent products, and the Company is normally reimbursed through a third party reimbursement organization such as an insurance company, health maintenance organization, or a governmental agency under Medicare, Medicaid, workers compensation or other programs. Our U.S. consumer segment consists of the sale of electrical stimulation products for consumers. Because the regulatory requirements and the markets differ substantially from the regulatory requirements and markets in the United States, the Company sells a completely different line of both medical, sport, fitness and wellness products over the counter under the Compex name in Europe. There is no reporting distinction between medical and consumer products within our international reporting segment, because the European regulatory environment does not necessitate the distinction between method of distribution of medical and consumer products as is necessary in the U.S.

The Company’s chief operating decision makers make operating and strategic decisions based on measure of segment profit that includes gross profit less selling and marketing expenses.

Revenue, cost of sales and rentals, and selling expenses by division are as follows:

	For the Three Months Ended September 30, 2004
	U.S. Medical	U.S. Consumer	International	Total
Revenue	$13,199,111	$925,018	$7,529,609	$21,653,738
Cost of sales and rentals	3,317,800	429,542	3,167,276	6,914,618

Gross margin	9,881,311	495,476	4,362,333	14,739,120
Percentage	74.86%	53.56%	57.94%	68.07%
Selling and marketing expenses	5,745,158	2,015,265	2,083,207	9,843,630

Segment profit	4,136,153	(1,519,789)	2,279,126	4,895,490

	For the Three Months Ended September 30, 2003
	U.S. Medical	U.S. Consumer	International	Total
Revenue	$12,477,176	$49,344	$6,629,746	$19,156,266
Cost of sales and rentals	3,401,719	14,242	3,021,285	6,437,246

Gross margin	9,075,457	35,102	3,608,461	12,719,020
Percentage	72.74%	71.14%	54.43%	66.40%
Selling and marketing expenses	5,571,716	494,086	2,035,721	8,101,523

Segment profit	3,503,741	(458,984)	1,572,740	4,617,497

Reconciliation of segment profit to income from operations:

	For the Three Months Ended
	September 30
	2003	2004
Total profit from segments	$4,617,497	$4,895,490
Unallocated corporate expenses:
General and administrative	3,301,719	3,744,533
Research and development	628,477	722,535

Income from operations	$687,301	$428,422

Net revenue by product lines are as follows:

	For the Three Months Ended
	September 30
	2003	2004
Rehabilitation products	$3,827,041	$3,641,261
Pain management	4,119,982	4,663,905
Consumer products	5,211,843	6,803,900
Accessories and supplies	5,997,400	6,544,672

	$19,156,266	$21,653,738

The Company does not have a single customer that accounts for more than 5% of consolidated revenue or more than 5% of total accounts receivable as of September 30, 2004.

Assets by segment are as follows:

	U.S. Medical	U.S. Consumer	International	Total
Segment assets at September 30, 2004	$27,607,871	$3,230,791	$13,644,937	$44,483,599

Segment assets at September 30, 2003	$22,745,333	$2,785,720	$13,506,633	$39,037,686

Reconciliation of segment assets to total assets:

	As of September 30
	2003	2004
Assets from segments	$39,037,686	$44,483,599
Unallocated corporate assets:	31,172,058	32,491,368

Total assets	$70,209,744	$76,974,967

8. Commitments

The Company expects to invest in sales and marketing and in inventory and infrastructure, over the remainder of the fiscal year to introduce its consumer line of electrical stimulation products. Throughout the remainder of the fiscal year, the Company has approximately $450,000 that will become due to maintain celebrity endorsements and the Company has a commitment to purchase additional Slendertone inventory of approximately $1.5 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We discuss the factors that significantly affected our financial results and our financial condition in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For a more complete understanding of these factors, you should also review our consolidated balance sheets at June 30, 2003 and June 30, 2004, our consolidated statements of operations, statements of shareholders’ equity and statement of cash flows for the three years ended June 30, 2004, and the notes to those financial statements. These financial statements and the report of Ernst & Young LLP on our financial statements are included at Item 8 of our Form 10-K for the year ended June 30, 2004.

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

Carrying Value of Intangible Assets. We had a balance of intangible assets of approximately $16.4 million at September 30, 2004, most of which constituted goodwill and the value of acquired technology, from several acquisitions. We are required to charge-off the carrying value of identifiable intangibles and related goodwill to the extent it may not be recoverable. We assess the impairment of identifiable intangibles and related goodwill annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

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

Results of Operations

Our results of operations for the quarter ended September 30, 2004 reflect continued, steady growth in our US medical business. the first significant contribution from our US consumer business, and success with new products in our European business. Benefiting from endorsement by several celebrities, and from several successful shopping network airings, our US consumer revenue accounted for over 4% of revenue, but was insignificant during the comparable quarter last year. We continue to invest heavily in the US consumer initiative with expectations of continued growth through exposure at retailers and additional celebrity promotion. Health and wellness products that we introduced in Europe in late fiscal 2004 generated significant sales and appear to be competing favorably with low cost consumer products of competitors. A large component of the growth in Europe was represented by favorable exchange rates. This caused increases in our recorded revenue from Europe operations, however, this also caused corresponding increases in expenses in Europe.

The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:

	Three Months Ended
	September 30
	2003	2004
Net sales and rental revenue	100.0%	100.0%
Cost of sales and rentals	33.6	31.9

Gross profit	66.4	68.1
Operating expenses
Selling	42.3	45.5
General and administrative	17.2	17.3
Research and development	3.3	3.3

Total operating expenses	62.8	66.1

Income from operations	3.6	2.0
Other expense, net	0.5	0.2
Income tax provision	1.2	0.7

Net Income	1.9%	1.1%

Our revenue increased by 13% to $21.7 million during the fiscal quarter ended September 30, 2004 as compared to $19.2 million for the first fiscal quarter ended September 30, 2003. Increases in our domestic medical business, our domestic consumer business, and our European consumer business accounted for 10% of the increase with the remaining 3% due to the favorable impact of exchange rates, reflecting the strength of the Euro versus the Dollar.

Our U.S. medical division posted a net 6% increase, on revenues of $13.2 million, during the quarter when compared to the same quarter last year. Our direct medical business recorded an increase of 16% over prior year amounts, reflecting our commitment to expanding our sales force and reinforcing our strategy of calling directly on physicians. This was partially offset by a 7% increase in our sales credit reserve and a 3% decline in our wholesale business. The increase in our sales credit reserve in fiscal 2005 reflects the increasing pressures on collections and revenue mix shifting from the higher reimbursement workers’ compensation/personal injury segment to the group contract insurance segment. We monitor the reserve balances and make adjustments to the reserve when deemed necessary. Our wholesale business continues to face increasing competion from distributors of low cost devices and reimbursement pressures. We are expanding our wholesale business with a new line of low cost TENS Devices products using the Staodyn brand in an effort to invigorate this part of our business.

Our U.S. consumer division recorded revenue of $925,000 for the quarter ended September 30, 2004. This compares to $49,000 of revenue recorded for the comparable period last year. Over the past year, we have entered into endorsement contracts with several individuals including Sarah Ferguson, the Duchess of York, and Jerry Rice, professional football player, whose assistance may help to overcome the perceived “negative image” of our consumer electrical stimulation products and we obtained favorable results from a sports study conducted in January 2004. We anticipate increased sales through our current agreements with The Home Shopping Network (HSN) and General Nutrition Centers (GNC) and we will continue to focus on landing other major retail chains. However, we do not expect to generate substantial sales of these products until we secure additional national retail sales agreements.

Our International division posted revenue of $7.5 million for the quarter ended September 30, 2004. This represents an increase of 13% over the $6.6 million recorded during the quarter ended September 30, 2003. Approximately 9% was generated by a favorable impact of exchange rates, reflecting the strength of the Euro versus the Dollar. Sales of our Compex line of products accounted for 5% of the increase. This was partially offset by a slight decrease in sales of our Slendertone products when compared to prior year. The actual number of Compex units sold was up 30% when compared to the same period last year; however, the product mix has shifted toward our lower priced models that were introduced toward the end of fiscal 2004. We introduced the “Energy” and “Body” line of electronic muscle stimulator products targeted at the health and wellness markets and the price points for this market are below our higher priced models for competitive athletes.

Our gross profit was $14.7 million or 68.1% of revenue for the quarter ended September 30, 2004. This compares to $12.7 million or 66.4% of revenue for the first quarter ended September 30, 2003. This is primarily due to an increase in our U.S. medical division’s high margin accessories and supplies as a percent of total revenue when compared to the same period in fiscal 2004. Cost of sales and gross profit for the first quarter of fiscal 2004 was impacted by the sale of inventory that was acquired in the July 2003 acquisition of Filsport Assistance, our Italian distributor. Because Filsport was previously a distributor, the inventory we acquired carried a higher cost than inventory we currently manufacture and sell. Approximately $600,000 of excess inventory cost was included in cost of sales and rentals during the first quarter of fiscal 2004 that was not included in the first quarter of fiscal 2005. Our margin percentage was also impacted by lower average selling prices in Europe due to the introduction of our fitness line of products, our increase in revenue from our U.S. consumer division line of products which carry a lower margin than our U.S. medical division and our International division line of products. The increased sales credit in our U.S. medical division also impacted our gross margin percentage.

Selling expenses for the quarter ended September 30, 2004, increased 21% to $9.8 million or 45.5% of revenue, up from $8.1 million or 42.3% of revenue for the comparable quarter last year. A significant increase in our U.S. consumer division in promoting our Compex and Slendertone product line accounted for 19% of the increase. Additionally, expenses in our U.S. medical division increased, reflecting our investment in more direct sales representatives. The negative effect of the exchange rate on expenses in our International division also contributed to the increase. This was partially offset by a decrease in spending in our International selling and marketing due to a reduction in Slendertone promotion and advertising when compared to prior year.

General and administrative expenses for the quarter ended September 30, 2004, totaled $3.7 million or 17.3% of revenue, representing a 13% increase over the $3.3 million or 17.2% of revenue recorded for the quarter ended September 30, 2003. The negative effect of foreign currency rates on expenses was approximately 4% of the increase and costs in both our corporate and International offices for additional personnel and consulting fees associated with our Sarbanes Oxley compliance contributed to the increase.

Our research and development expenses for the quarter ended September 30, 2004, increased 16% to $722,000 from $628,000 for the comparable quarter ended September 30, 2003. Research and development spending has increased as we develop new products such as our IF3Wave product for the U.S. medical division and our Fitness Trainer model to be introduced in our U.S. consumer division. Approximately 5% of the increase is due to the negative impact of the currency exchange. We anticipate research and development spending will grow in absolute dollars, but will decrease as a percent of revenue in future periods as our revenue from our U.S. consumer division increases.

Interest expense decreased from $159,000 for the quarter ended September 30, 2003 to $80,000 for the quarter ended September 30, 2004. This decrease in interest expense reflects the decrease in borrowings outstanding during the comparable periods. In July 2003, we incurred additional borrowings of approximately $3.8 million that we used to finance an acquisition. In November, 2003, we received net proceeds of approximately $10.5 million through a private equity placement. We used a majority of the proceeds to reduce borrowings under our credit facilities. As a result, our average outstanding borrowing levels for the quarter ended September 30, 2004 were lower than the comparable quarter in 2003.

The provision for income taxes was 40% for the first quarter of fiscal years 2005 and 2004. We believe 40% is a reasonable estimate of the effective rate for fiscal 2005. The Company will release tax reserves at the time they are determined to be excess, if at all.

As a result of the activities described above, our net income for the quarter ended September 30, 2004 was $229,000, down from $354,000 of net income for the quarter ended September 30, 2003. Diluted earnings per share decreased from $0.03 during the quarter ended September 30, 2003 on weighted average shares of 11,800,286 to $0.02 during the quarter ended September 30, 2004 on weighted average shares of 13,020,849.

Liquidity and Capital Resources

Our operating activities used cash of $679,000 during the three months ended September 30, 2004, while operating activities generated cash of $317,355 during the quarter ended September 30, 2003. Although we generated cash from earnings, after adjustment for depreciation and amortization, of approximately $585,000 during the first quarter of fiscal 2005, we used over $1 million to finance increased receivable during the fiscal 2005 quarter, as a result of larger sales late in the quarter, and slow collections during the quarter while receivables had decreased in the first quarter of 2004. In both quarters, we generated cash through increased balances of payables, largely offset by increased deferred expense, reflecting the impact of year-end timing differences and the payment of estimated income taxes.

We used $253,000 in investing activities in the first three months of fiscal 2005 for purchases of property and equipment, primarily clinical and rental equipment. We used over $3.7 million of cash in the first three months of fiscal 2004, primarily because of the application of $3.4 million to acquire all of the capital stock of Filsport Assistance, SRL, a distributor of our products in Italy, in July 2003.

Our financing activities provided $1,463,000 of cash during the first three months of fiscal 2005, mainly from the borrowing of $1,300,000 under our domestic credit line to finance expenditures in the U.S. Consumer division and from purchases under our employee stock purchase plan. During the first quarter of fiscal 2003, we generated $3.1 million from financing activities, as we borrowed roughly $3.8 million through our European subsidiary to finance the Filsport acquisition, repaid roughly $1 million under our US credit facility, and received roughly $380,000 from exercise of stock options and purchases under our employee stock purchase plan.

At September 30, 2004, we had a balance of $3.5 million outstanding under our US credit facility and $3.8 under our European credit facility. Based on our credit agreement, we believe we could borrow up to approximately an additional $11.5 million under our credit facility.

In addition to approximately $2.5 million of payments due under our debt agreements and lease obligations during the following year, we have approximately $450,000 that will become due to maintain celebrity endorsements and a commitment to purchase additional Slendertone inventory of approximately $1.5 million. We plan to fund the Slendertone purchase with cash from operations or utilize our credit facility. We expect to invest in sales and marketing, and in inventory and infrastructure, over the remainder of the fiscal year to introduce these products and the Compex sport products to the United States markets. We started this process during fiscal 2003 and intend to invest more in fiscal 2005 based on our experience. We may also apply cash to acquisitions during future periods.

We believe that available cash and borrowings under our credit lines will be adequate to fund cash requirements for the current fiscal year and the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the quarter ended September 30, 2004, our revenue originating outside the U.S. was 35% of total revenue, substantially all of which was denominated in the local functional currency. Currently, we do not employ currency hedging strategies to reduce the risks associated with the fluctuation of foreign currency exchange rates. Fluctuations in currency exchange rates, if significant, could have a material effect on our results of operations.

Our international business is subject to risks typical of an international business, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

We are exposed to market risk from changes in the interest rates on certain outstanding debt. The outstanding loan balance under our $15 million credit facility bears interest at a variable rate based on the bank’s prime rate or LIBOR. Based on the average outstanding bank debt for fiscal 2005, a 100 basis point change in interest rates would not change interest expense by a material amount.

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

During the quarter ended September 30, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In late January 2001, we were served with documents in connection with a product liability case brought in the California Superior Court for Solano County. Although we had no record of the proceedings, the action had progressed to the entry of a default judgment on January 11, 2001. We appealed the default judgment to the California Court of Appeals in March 2001. On May 10, 2002, the appeals court overturned the default judgment holding that there was no valid complaint against us. The plaintiff in this case was granted leave to file an amended complaint and has indicated that she intends to do so, although we have not yet been served with the amended complaint. We do not have any record of our equipment being used by the person asserting this cause, have not been provided any evidence by the clinic or the patient that the equipment was manufactured by us, and believe that we have a number of other defenses based on the timing and nature of this suit and intend to contest it vigorously.

From time to time, we have also been a party to other claims, legal actions and complaints arising in the ordinary course of our business. We do not believe that the resolution of such matters has had or will have a material impact on our results of operations or financial position.

ITEM 6. EXHIBITS

10.1	2005 Management Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240, 15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2003

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2003 (Furnished but not filed)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPEX TECHNOLOGIES, INC.

November 9, 2004	/s/ Dan W. Gladney
Date
Dan W. Gladney
President and Chief Executive Officer

November 9, 2004	/s/ Scott P. Youngstrom
Date
Scott P. Youngstrom
Vice President of Finance
(Principal Financial and Accounting Officer)