Form 10-Q
period 2004-12-31
COMPEX TECHNOLOGIES INC
filed 2005-02-09
CIK 64578

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period Ended December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) (Yes ☑ No ☐)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of February 4, 2005 was:

Common Stock, $.10 par value	12,456,607 Shares

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

•	We maintain a reserve against the revenue we record for sales allowances on the contracted or negotiated sales and rental prices. Many third party reimbursement entities maintain schedules of the amount of sales and rental rates for our medical products that they will reimburse. Because it is difficult to collect from patients the excess of our contract price over these scheduled rates, and because our acceptance of the payment from the reimbursement entity in some cases constitutes acceptance of that rate for our sales or rental price, we normally do not pursue collection of the excess. The rate schedules from the various reimbursement entities vary and we do not know in advance the rates of reimbursement for all of our products from all of the reimbursement entities that may cover the patients that use our products. When we record revenue upon billing of a patient or health care provider, we offset the sales and rental prices, before recording it as revenue, with an allowance based on our historical experience of a blended average rate schedule of the reimbursement entities, weighting our current experience with known rates from larger entities. Nevertheless, to the extent there is a shift in the reimbursement entities that pay for sales or rentals of our products, or to the extent the reimbursement rate schedules of third party reimbursement entities change, our allowance may be inaccurate and we may be required to record additional allowances, resulting in a corresponding reduction in net revenue and income.

•	Like many medical device companies that rely on third party reimbursement entities for payment, we have a large balance of uncollected accounts receivable. We also have a reserve for the portion of those receivables that we estimate will not be collected based on our historical experience. If we cannot collect an amount of receivables that is consistent with historical collection rates, we might be required to increase our reserve and charge off the portion of receivables we cannot collect. This additional “provision” for uncollectible accounts could significantly impact our operating results.

•	In the United States, our products are subject to reimbursement by private and public healthcare reimbursement entities that generally impose strict rules on applications for reimbursement. Changes in eligibility or requirements for reimbursement, or failure to comply with reimbursement requirements, could cause a reduction in our income from operations.

•	Healthcare reform, the expansion of managed care organizations and buying groups, and continued legislative pressure to control healthcare costs have all contributed to downward pressure on reimbursement rates and the prices of our medical products. Under the Medicare Modernization Act, Medicare is prohibited from increasing reimbursement rates for durable medical equipment, such as our medical products, through 2008. Further, this Act requires that Medicare commence a competitive bidding process for off-the-shelf products, such as our TENS devices, in 2007. Although this process will not initially be nationwide and is not binding on private reimbursement entities, we expect that Medicare and most reimbursement entities will be inclined to adjust their rate schedules based on the bidding results. Further, increasing healthcare costs has caused the formation of buying groups that enter into preferred supplier arrangements with one or more manufacturers of medical products in return for price discounts. If we are not able to obtain preferred supplier commitments from major buying groups or retain those commitments that we currently have, our sales and profitability could be adversely affected.

•	The products we sell in our United States medical products business may only be sold on physician prescription and, for most of those products where there is a government sponsored payor, only if we receive detailed documentation from the physician indicating the medical necessity of the product, together with forms which we must submit to the paying agency. In most cases, the reimbursement agency, including Medicare, requires strict adherence to the requirements of the form and the failure to properly obtain and maintain the documentation can result in significant fines, penalties, and civil litigation. For example, we were subject to a Medicare whistleblower suit that we settled in 2000 for approximately $1.6 million. Although we believe we have implemented a compliance program designed to detect errors in complying with these regulations, if our program fails, our operations and results could be adversely affected.

•	The clinical effectiveness of our electrotherapy products has periodically been challenged and the effectiveness of electrotherapy products such as those offered by Compex for fitness and health applications has sometimes been questioned. Publicity about the effectiveness of electrotherapy for pain relief or other clinical applications and continued questions about the effectiveness of electrotherapy for conditioning could negatively impact revenue and income from operations.

•	We maintain significant amounts of finished goods inventory on consignment at clinics for distribution to patients. We may not be able to completely control losses of this inventory and, if inventory losses are not consistent with historical experience, we might be required to write off a portion of the carrying value of inventory.

•	The manufacture of medical and consumer products, and the labeling of those products for sale in the United Sates, requires compliance with quality assurance and labeling regulations of the Food and Drug Administration. Although we believe our manufacturing facilities and operations comply with these regulations, a failure to comply could result in our inability to manufacture, refurbish, and sell products until compliance is achieved.

•	The marketing of our consumer products is subject to regulations and oversight by both the FDA and the Federal Trade Commission. The FTC has commenced several enforcement actions against advertisers of abdominal belts during the past few years relating to misleading advertising and based on unsubstantiated claims. Although we have attempted to limit the claims made in our advertisements to matters that can be substantiated, if the FTC were to disagree with our conclusions, it could enjoin our marketing of these products for a period of time and impose fines and penalties. Any such actions would have a significant adverse impact on our operations.

•	We operate in both the medical device and consumer products markets, both of which are subject to a significant amount of regulation that affects the way we can advertise our products, sell our products, bill customers for our products and collect payment for our products.

•	We have not sold substantial volumes of consumer products in the United States, but intend to devote significant resources to market consumer products for health and fitness applications. The consumer market for electrical stimulation products is new and developing, and our success in this market will depend on a number of factors, including:

•	our ability to obtain clearance from the FDA and other regulatory authorities to market the products for all relevant consumer applications;

•	our ability to maintain distribution rights with, and to obtain adequate quantities of product from, the manufacturers of consumer products for which we serve as distributors;

•	our ability to establish consumer demand with a limited marketing budget;

•	our ability to secure “shelf space” in the United States with significant retailers; and,

•	the effectiveness of our products for their intended applications

•	We market and sell several products manufactured by a number of different companies, including abdominal belts and other garment-based consumer products, iontophoresis products, traction devices, and electrodes. We generally have less control over the quality and reliability of these third-party products. If these products do not comply with their specifications or otherwise fail to properly function, we may receive an increased amount of returns for which we are primarily responsible, may be required to recall products, may suffer a decrease in product reputation and goodwill in the marketplace, and may be unable to sell products currently on hand. Any of these events could negatively impact our operations, particularly if sale of these third party products becomes a substantial part of our business.

•	The terms of our third party distribution contracts, including our contracts for Slendertone products, may be altered if we do not meet the contract requirements. Although we believe we are currently in compliance with those contracts, we cannot be certain that we will be able to continue to sell product at the rates these contracts require. In particular, our contract for sale of Slendertone product in Europe currently calls for minimum purchases in excess of what we have budgeted for the coming year. Although we believe that we will be able to renegotiate this contract if we do not meet these minimums, we cannot be certain that we will be able to do so on similar terms, or at all.

•	Approximately 35% of our revenue for the six months ended December 31, 2004 was generated by Compex SA, a subsidiary headquartered in Switzerland that does business primarily in Europe. There are risks in doing business in international markets which could adversely affect our business, including:

•	regulatory requirements;

•	export restrictions and controls, tariffs and other trade barriers;

•	difficulties in staffing and managing international operations;

•	fluctuations in currency exchange rates;

•	reduced protection for intellectual property rights;

•	changes in political and economic conditions;

•	seasonal reductions in business activity; and

•	potentially adverse tax assessments.

•	Although our products were among the first products sold for muscle toning and conditioning in Europe, the consumer markets for these products in some of the geographies have matured, and we have increasingly become subject to competition from lower cost products. Although we believe that we have maintained our reputation as the manufacturer of the highest quality products in these markets, the introduction and sale of lower cost products has caused some erosion of our sales volumes in these geographies and pressure on the price we charge for our products.

•	The revenue we have reported during the past two years, and to a lesser extent the income we have reported, has benefited from the decreasing value of the dollar in Europe, where Compex SA operates. Because we bill for and account for sales in Europe in local currency, during periods in which US currency is devalued, sales of the same number of products at the same prices in Europe will result in our recording increasing sales revenue after conversion to US currency. Conversely, if US currency increases in value relative to the Euro and other European currencies in the future, we would report less revenue and potentially less income even at times when our operations in Europe continued to perform at historical levels. A large or rapid increase in the value of the dollar relative to the Euro could have a significant adverse impact on our reported revenue.

PART I – FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

Included herein is the following unaudited condensed financial information:

Consolidated Balance Sheets as of December 31, 2004 and June 30, 2004

Consolidated Statements of Operations for the three months and six months ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the six months ended December 31, 2004 and 2003

Notes to Consolidated Financial Statements

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2004
		(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,198,832	$2,722,206
Receivables, less reserves of $17,665,865 and $19,142,456 at June 30, 2004 and December 31, 2004, respectively	28,802,468	34,690,767
Inventories, net	12,990,417	14,114,528
Deferred tax assets	6,008,936	6,008,936
Prepaid expenses	3,646,300	3,416,948

Total current assets	54,646,953	60,953,385

Property, plant, and equipment, net	4,798,656	5,606,495
Goodwill	15,501,566	15,985,994
Other intangible assets, net	908,841	778,843
Deferred tax assets	224,679	318,509
Other assets	128,701	149,317

Total assets	$76,209,396	$83,792,543

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,268,910	$1,807,159
Notes payable	2,200,000	6,500,000
Accounts payable	5,678,181	6,289,066
Accrued liabilities -
Payroll	1,990,591	1,744,486
Commissions	917,068	1,156,579
Income taxes	1,731,444	1,238,320
Other	3,377,681	4,515,602

Total current liabilities	17,163,875	23,251,212

LONG-TERM LIABILITIES
Long-term debt	2,436,200	1,353,600
Deferred tax liabilities	278,286	345,062

Total liabilities	19,878,361	24,949,874

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value: 30,000,000 shares authorized; issued and outstanding 12,425,747 and 12,456,607 shares at June 30, 2004 and December 31, 2004, respectively	1,242,574	1,245,660
Preferred stock, no par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Additional paid in capital	32,887,912	33,147,197
Unearned compensation on restricted stock	(119,370)	(81,674)
Accumulated other non-owner changes in equity	2,340,916	3,295,437
Retained earnings	19,979,003	21,236,049

Total stockholders’ equity	56,331,035	58,842,669

Total liabilities and stockholders’ equity	$76,209,396	$83,792,543

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31		December 31
	(unaudited)		(unaudited)
	2003	2004	2003	2004
Net sales and rental revenue	$22,464,599	$25,212,349	$41,620,865	$46,866,088
Cost of sales and rentals	7,160,507	8,467,434	13,597,753	15,382,052

Gross profit	15,304,092	16,744,915	28,023,112	31,484,036

Operating expenses:
Selling and marketing	8,769,570	10,353,246	16,871,091	20,196,876
General and administrative	3,719,596	3,933,364	7,021,317	7,677,895
Research and development	646,673	656,892	1,275,150	1,379,427

Total operating expenses	13,135,839	14,943,502	25,167,558	29,254,198

Income from operations	2,168,253	1,801,413	2,855,554	2,229,838

Other income (expense):
Interest expense	(142,868)	(104,232)	(296,611)	(183,817)
Other	22,198	15,142	77,797	46,025

Income before income taxes	2,047,583	1,712,323	2,636,740	2,092,046

Income tax provision	819,000	684,000	1,054,000	835,000

Net income	$1,228,583	$1,028,323	$1,582,740	$1,257,046

Net income per common and common equivalent share
Basic	$0.11	$0.08	$0.14	$0.10

Diluted	$0.10	$0.08	$0.13	$0.10

Weighted average number of shares outstanding
Basic	11,561,292	12,454,759	11,293,216	12,454,433

Diluted	12,593,070	12,912,695	12,217,516	12,968,667

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31
	(unaudited)
	2003	2004
OPERATING ACTIVITIES:
Net income	$1,582,740	$1,257,046
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	945,944	824,467
Amortization of unearned compensation	33,078	120,952
Change in deferred taxes	(10,909)	(6,511)
Changes in current assets and liabilities — net of amounts acquired in acquisition
Receivables	(2,176,616)	(4,924,129)
Inventories	(1,160,881)	(603,521)
Prepaid expenses	940,289	410,792
Accounts payable	(1,011,991)	177,589
Accrued liabilities	(223,119)	243,744

Net cash used in operating activities	(1,081,465)	(2,499,571)

INVESTING ACTIVITIES:
Purchase of property and equipment	(630,515)	(1,328,069)
Cash paid in acquisition, net of cash received	(3,389,912)	—
Changes in other assets, net	(246,855)	(6,300)

Net cash used in investing activities	(4,267,282)	(1,334,369)

FINANCING ACTIVITIES:
Proceeds from new debt financing	3,835,501	—
Principal payments on long-term obligations	(6,296,205)	(956,072)
(Payments on) proceeds from line of credit, net	(3,500,000)	4,300,000
Proceeds from stock offering	8,335,754	—
Proceeds from employee stock purchase plan	398,493	131,720
Proceeds from exercise of stock options	96,417	47,395

Net cash provided by financing activities	2,869,960	3,523,043

Effect of exchange rates on cash and cash equivalents	343,186	(165,729)

Net decrease in cash and cash equivalents	(2,135,601)	(476,626)

Cash and cash equivalents at beginning of period	5,056,007	3,198,832

Cash and cash equivalents at end of period	$2,920,406	$2,722,206

Supplemental cash flow information
Interest paid	$296,611	$183,817

Income taxes paid	$1,834,183	$1,251,124

COMPEX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

1. Accounting Policies

The amounts set forth in the preceding financial statements are unaudited as of and for the periods ended December 31, 2004 and 2003, however, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the periods presented. Such results are not necessarily indicative of results for the full year. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2004 included in the Company’s Annual Report on Form 10-K.

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

Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		Three Months Ended		Six Months Ended
		December 31		December 31
		2003	2004	2003	2004
Net Income	As reported	$1,228,583	$1,028,323	$1,582,740	$1,257,046
	Pro forma option expense, net of tax	(207,682)	(227,457)	(392,655)	(454,468)

	Pro forma	$1,020,901	$800,866	$1,190,085	$802,578

Basic earnings	As reported	$0.11	$0.08	$0.14	$0.10
per share	Pro forma	0.09	0.06	0.11	0.06

Diluted earnings	As reported	$0.10	$0.08	$0.13	$0.10
per share	Pro forma	0.08	0.06	0.10	0.06

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2004 and 2005: dividend yield of 0%; expected volatility of 52.3% and 61.9%; risk-free interest rate of 3.22% and 3.56%; and expected lives of 5 years.

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123(R), Share Based Payment (FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The standard is effective for our 2006 fiscal year beginning July 1, 2005 and will apply to our employee stock option and stock purchase plans. We are currently evaluating the impact of the adoption of FAS 123® and have not selected a transition method or valuation model. As such, we are unable to estimate the expected effect on our financial statements, but believe it will have a significant adverse impact on our results from operations.

2. Inventory

	June 30, 2004	December 31, 2004
Inventories, net
Raw materials	$1,037,944	$1,106,649
Work in process	10,765	17,802
Finished goods	11,941,708	12,990,077

	$12,990,417	$14,114,528

3. Fixed Assets

	June 30, 2004	December 31, 2004
Property, plant and equipment -
Land	$150,000	$150,000
Buildings	1,683,614	1,683,614
Clinical and rental equipment	1,401,842	1,547,205
Production equipment	4,454,729	1,433,411
Office furniture and equipment	10,594,573	11,676,925

	$18,284,758	$16,491,155
Less accumulated depreciation	(13,486,102)	(10,884,660)

Net property, plant and equipment	$4,798,656	$5,606,495

Included in the Company’s consolidated balance sheet at December 31, 2004 and June 30, 2004 are net property, plant and equipment of the Company’s foreign operations, which are located in Europe and which total $1,680,517 and $1,274,130, respectively.

During the six months ended December 31, 2004 the Company disposed of approximately $3.8 million of production and office equipment that was fully depreciated and no longer in service.

4. Note Payable and Long Term Debt

The Company has a $15,000,000 U. S. credit facility which provides for revolving borrowings at varying rates based either on the bank’s prime rate or LIBOR. As of December 31, 2004, there were borrowings outstanding of $6,500,000 on the revolving credit line. As of December 31, 2003, there were outstanding borrowings of $1,000,000 on the revolving credit line. The Company currently has $8,500,000 available under the revolving credit line. Borrowings under the U. S. credit facility are secured by substantially all assets of the Company. The weighted average rate on borrowings under the revolving line of credit was 4.77%.

The Company was in compliance with all financial covenants in its U. S. credit agreement as of December 31, 2004 and for the period then ended.

The Company has a $4,975,000 Swiss credit facility that provides for a three-year term loan at varying rates. As of December 31, 2004 and 2003, there were borrowings outstanding of $3,160,759 and $4,621,924 respectively, under this credit facility. Borrowings under this credit facility were used to fund the acquisition of Filsport Assistance S.r.l. on July 3, 2003. Borrowings under the Swiss credit facility are secured by all of the equity interest held by the Company’s Swiss subsidiary in Filsport. The second advance bears interest at 4.09% and the third and final advance bears interest at 4.40%.

The Company was in compliance with all financial covenants in its Swiss Credit agreement as of December 31, 2004 and for the period then ended.

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

	For the Three Months Ended		For the Six Months Ended
	December 31		December 31
	2003	2004	2003	2004
Numerator
Net Income	$1,228,583	$1,028,323	$1,582,740	$1,257,046

Denominator
Denominator for basic net income per share - weighted average shares outstanding	11,561,292	12,454,759	11,293,216	12,454,433
Effect of dilutive stock options	1,031,778	457,936	924,300	514,234

Denominator for diluted net income per share - weighted average shares outstanding	12,593,070	12,912,695	12,217,516	12,968,667

Basic net income per share	$0.11	$0.08	$0.14	$0.10
Diluted net income per share	0.10	0.08	0.13	0.10

Employee stock options of 418,215 and 392,737 for the three and six month periods ended December 31, 2004, respectively, have been excluded from the diluted net income per share calculation because their effect would be anti-dilutive. For the three and six month periods ended December 31, 2003, employee options of 54,478 and 27,239, respectively, were excluded from the diluted net income per share calculation because their effect would be anti-dilutive.

6. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components. Adjustments to comprehensive income for the six months ended December 31, 2004 and December 31, 2003 consisted solely of gains on translation of foreign subsidiary financial statements from the functional currency to US dollars of $954,000 and $1,061,000, respectively, resulting in total comprehensive income of $2,211,000 and $2,644,000, respectively.

7. Segment Information

Since July 1, 2004, Compex Technologies, Inc. and its consolidated subsidiaries are now reporting in three reportable segments. The Company had previously reported as one operating segment which included the manufacture and distribution of electrical stimulation products for pain management, rehabilitation and fitness applications. However, given the establishment and growth of the Company’s consumer products segment, which includes electrical stimulation products for consumer distribution, the Company has reorganized the manner in which it reviews and manages its business. The Company’s new reporting structure is based on a geographical basis in segmenting its international and U.S. operations. Further segmentation of the U.S. operations is based on product offering by separating its U.S. consumer from its U.S. medical division. The Company’s U.S. medical segment consists of electrical stimulation products for rehabilitation, pain management and accessories and supplies distributed to patients through healthcare providers. Consumers of our U.S. medical segment require a physicians’ prescription to purchase or rent products, and the Company is normally reimbursed through a third party reimbursement organization such as an insurance company, health maintenance organization, or a governmental agency under Medicare, Medicaid, workers compensation or other programs. Our U.S. consumer segment consists of the sale of electrical stimulation products for consumers. Because the regulatory requirements and the markets differ substantially from the regulatory requirements and markets in the United States, the Company sells a completely different line of both medical, sport, fitness and wellness products over the counter under the Compex name in Europe. There is no reporting distinction between medical and consumer products within our international reporting segment, because the European regulatory environment does not necessitate the distinction between method of distribution of medical and consumer products as is necessary in the U.S.

The Company’s chief operating decision makers make operating and strategic decisions based on measure of segment profit that includes gross profit less selling and marketing expenses.

Revenue, cost of sales and rentals, and selling expenses by division are as follows:

	For the Three Months Ended December 31, 2004
	U.S. Medical	U.S. Consumer	International	Total
Revenue	$14,923,642	$1,523,880	$8,764,827	$25,212,349
Cost of sales and rentals	4,127,797	759,125	3,580,512	8,467,434

Gross margin	10,795,845	764,755	5,184,315	16,744,915
Percentage	72.3%	50.2%	59.1%	66.4%

Selling and marketing expenses	6,325,004	1,308,595	2,719,647	10,353,246

Segment profit (loss)	$4,470,841	$(543,840)	$2,464,668	$6,391,669

	For the Three Months Ended December 31, 2003
	U.S. Medical	U.S. Consumer	International	Total
Revenue	$13,259,459	$219,565	$8,985,575	$22,464,599
Cost of sales and rentals	3,352,570	72,173	3,735,764	7,160,507

Gross margin	9,906,889	147,392	5,249,811	15,304,092
Percentage	74.7%	67.1%	58.4%	68.1%

Selling and marketing expenses	5,566,233	685,464	2,517,873	8,769,570

Segment profit (loss)	$4,340,656	$(538,072)	$2,731,938	$6,534,522

	For the Six Months Ended December 31, 2004
	U.S. Medical	U.S. Consumer	International	Total
Revenue	$28,122,753	$2,448,898	$16,294,437	$46,866,088
Cost of sales and rentals	7,445,597	1,188,667	6,747,788	15,382,052

Gross margin	20,677,156	1,260,231	9,546,649	31,484,036
Percentage	73.5%	51.5%	58.6%	67.2%

Selling and marketing expenses	12,070,162	3,323,860	4,802,854	20,196,876

Segment profit	$8,606,994	$(2,063,629)	$4,743,795	$11,287,160

	For the Six Months Ended December 31, 2003
	U.S. Medical	U.S. Consumer	International	Total
Revenue	$25,736,635	$268,909	$15,615,321	$41,620,865
Cost of sales and rentals	6,754,289	86,415	6,757,049	13,597,753

Gross margin	18,982,346	182,494	8,858,272	28,023,112
Percentage	73.8%	67.9%	56.7%	67.3%

Selling and marketing expenses	11,137,947	1,179,550	4,553,594	16,871,091

Segment profit	$7,844,399	$(997,056)	$4,304,678	$11,152,021

Reconciliation of segment profit to income from operations:

	For the Three Months Ended		For the Six Months Ended
	December 31		December 31
	2003	2004	2003	2004
Total profit from segments	$6,534,522	$6,391,669	$11,152,021	$11,287,160
Unallocated corporate expenses:
General and administrative	3,719,596	3,933,364	7,021,317	7,677,895
Research and development	646,673	656,892	1,275,150	1,379,427

Income from operations	$2,168,253	$1,801,413	$2,855,554	$2,229,838

Net revenue by product lines are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31		December 31
	2003	2004	2003	2004
Rehabilitation products	$5,222,787	$4,474,345	$9,049,828	$8,115,606
Pain management	3,800,398	5,412,750	7,920,380	10,076,655
Consumer products	6,800,639	8,236,387	12,012,482	15,040,288
Accessories and supplies	6,640,775	7,088,867	12,638,175	13,633,539

	$22,464,599	$25,212,349	$41,620,865	$46,866,088

The Company does not have a single customer that accounts for more than 5% of consolidated revenue or more than 5% of total accounts receivable as of December 31, 2004.

Assets by segment are as follows:

	U.S. Medical	U.S. Consumer	International	Total
Segment assets at December 31, 2004	$30,395,479	$4,365,641	$16,177,008	$50,938,128

Segment assets at December 31, 2003	$24,644,017	$2,631,424	$16,756,960	$44,032,401

Reconciliation of segment assets to total assets:

	As of December 31
	2003	2004
Assets from segments	$44,032,401	$50,938,128
Unallocated corporate assets:	30,475,680	32,978,446

Total assets	$74,508,081	$83,916,574

8. Commitments

Throughout the remainder of the fiscal year, the Company has approximately $400,000 that will become due to maintain celebrity endorsements.

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

Revenue Recognition and Provisions for Credit Allowances and Returns. In our business, we recognize revenue upon notification from a health care provider that equipment has been prescribed and provided to a patient and approved by the patient and/or their insurance provider or upon shipment for wholesale and consumer sales. Many providers reimburse at rates which differ from our invoice rate based on contracts, buying agreements or negotiated rate adjustments. In addition, patients sometimes return units after initial acceptance when they determine that their responsibilities for co-payments, deductibles or other charges are more than expected. We provide for these credit allowances and returns by recording such amount as an offset to revenue and including the provision as a part of the reserve for uncollectible accounts receivable. We estimate the amount of this provision for credit allowances and returns based on our historical experience with the various reimbursement entities, any recent notifications of changes in reimbursement rates and our historic rates of product returns. Possible changes in the number of units returned by patients or the rates of reimbursement could cause this provision for credit allowances and the reserve for uncollectible accounts to be inadequate.

Reserve for Uncollectible Accounts Receivable. Managing our accounts receivable represents one of our biggest business challenges. The process of determining what products will be reimbursed by third party payors and the amounts that they will reimburse is very complex and the reimbursement environment is constantly changing. We maintain a reserve for uncollectible receivables, and provide for additions to the reserve, to account for the risk of nonpayment. We set the amount of the reserve, and adjust the reserve at the end of each reporting period, based on a number of factors, including historical rates of collection, trends in the historical rates of collection and current relationships and experience with insurance companies or other third party payors. If the rates of collection of past-due receivables recorded for previous fiscal periods changes, or if there is a trend in the rates of collection on those receivables, we may be required to change the rate at which we provide for additions to the reserve. Such a change, even though small in absolute terms, can significantly affect financial performance in current periods. A change in the rates of our collection can result from a number of factors, including turnover in our personnel, changes in the reimbursement policies or practices of payors, or changes in industry rates of reimbursement. Further, the reserve may be affected by significant charge-offs if a related group of receivables become doubtful that were not previously anticipated to be doubtful. Accordingly, the provision for uncollectible accounts recorded in the income statement has fluctuated and may continue to fluctuate significantly from quarter to quarter as such trends change.

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

Carrying Value of Intangible Assets. We had a balance of intangible assets of approximately $16.7 million at December 31, 2004, most of which constituted goodwill and the value of acquired technology, from several acquisitions. We are required to charge-off the carrying value of identifiable intangibles and related goodwill to the extent it may not be recoverable. We assess the impairment of identifiable intangibles and related goodwill annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

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

Results of Operations

     The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2003	2004	2003	2004
Net sales and rental revenue	100.0%	100.0%	100.0%	100.0%

Cost of sales and rentals	31.9	33.6	32.7	32.8

Gross profit	68.1	66.4	67.3	67.2

Operating expenses
Selling	39.0	41.1	40.6	43.1
General and administrative	16.6	15.6	16.9	16.4
Research and development	2.9	2.6	3.0	2.9

Total operating expenses	58.5	59.3	60.5	62.4

Income from operations	9.6	7.1	6.9	4.8

Other expense, net	0.5	0.3	0.6	0.3

Income tax provision	3.6	2.7	2.5	1.8

Net Income	5.5%	4.1%	3.8%	2.7%

Our revenue increased by 12% to $25.2 million during the quarter ended December 31, 2004 from $22.5 million during the quarter ended December 31, 2003, and increased 13% to $46.8 million during the six months ended December 31, 2004 from $41.6 million during the six months ended December 31, 2003. For the quarter, increases in revenues from both our U.S. medical business and in our U.S. consumer business accounted for 13% of the increase, partially offset by a 1% decrease in international. For the six-month period, increases in both U.S. business segments accounted for 11% of the increase with an additional 3% due to favorable exchange rates . Again, this was partially offset by a slight decrease in international.

U.S. medical revenue for the quarter was $14.9 million, up 13% from the prior year’s quarter of $13.3 million, and was $28.1 million for the six month period ended December 31, 2004, up 9% from the $25.7 million from the comparable period last year. On a sequential basis, our U.S. medical revenue was up 13% over the first fiscal quarter. This increase is primarily due to an increase in volumes of our direct unit sales and rental business, and a slight increase in our accessories and supplies reflecting our trend of increasing our direct medical sales force. We also expanded our direct sales by increasing the amount of rentals that are originated directly through physician offices.

Our U.S. consumer division recorded revenue of $1.5 million and $2.4 million for the quarter and six month periods ended December 31, 2004, respectively. This compares to $220,000 and $269,000, respectively, of revenue recorded for the comparable periods last year. Our increased sales have been driven through our current agreements with The Home Shopping Network (HSN) and General Nutrition Centers (GNC) and we will continue to focus on landing other major retail chains.

Our international division posted revenue of $8.8 million for the quarter ended December 31, 2004. This represents a decrease of 2% from the $9.0 million recorded during the comparable quarter last year. Sales of our Compex line of products accounted for 7% of the decrease, as unit sales fell below prior year amounts. This was partially offset by a 5% favorable impact of exchange rates, reflecting the strength of the Euro versus the U.S. Dollar. Revenues for the quarter from the Slendertone line of products were comparable to the same period last year. For the six months ended December 31, 2004, our international division posted revenue of $16.3 million or a 4% increase over the $15.6 million for the comparable six month period last year. A 6% favorable impact of exchange rates was partially offset by a 1% decrease in our Compex line of products and a 1% decrease in our Slendertone product revenues. The actual number of Compex units sold for the six month period was up 8% over comparable unit sales for prior year. This increase in unit sales, however, reflects our change in product mix to more of the lower priced “Energy” and “Body” models that were introduced toward the end of fiscal 2004.

Revenue by product line during the quarter ended December 31, 2004 was roughly $4.5 million in rehabilitation products, $5.4 million in pain management products, $8.2 million in consumer products, and $7.1 million in accessories and supplies. All revenue segments are above prior year amounts with consumer products, primarily Slendertone product sales in the U.S., reflecting the largest nominal increase. The decrease in rehabilitation products is due primarily to a shift in our U.S. medical revenue from rehabilitation products to the pain management category and a reduction in our medical products sold in Europe.

Our gross profit was $16.7 million or 66.4% of revenue during the quarter, and $31.5 million or 67.2% of revenue during the six months ended December 31, 2004. This compares to gross profit of $15.3 million or 68.1% of revenue in the quarter and $28.0 million or 67.3% of revenue during the six months ended December 31, 2003. The overall decrease in margin percentage reflects a modest shift in our mix of products sold in our medical division from the higher reimbursement categories to the group contract insurance segments. Additionally, a change in our overall revenue mix toward more U.S. consumer products, which carry a lower margin than our U.S. medical division and our international division, also contributed to the decrease. We are currently selling a greater percentage of U.S. consumer products through retailers, which carry lower gross margins, than were sold in the previous periods. We anticipate gross profit will settle in the middle-to-lower 60% range as our domestic consumer business becomes a greater percentage of our total revenue. Cost of sales and gross profit for periods ended December 31, 2003 also reflect the sale of inventory that was acquired in the Filsport acquisition which, because Filsport was a distributor, has a higher cost than inventory we have manufactured and sold through Filsport after this acquired inventory was sold. Subsequently, all of the inventory that was acquired as a part of the Filsport acquisition was sold.

For the quarter ended December 31, 2004, our selling expenses increased 18% to $10.4 million or 41.1% of revenue, up from $8.8 million or 39.0% of revenue for the comparable quarter last year. Selling expenses for the six month period ended December 31, 2004, increased 20% to $20.2 million or 43.1% of revenue, up from $16.9 million, or 40.6% of revenue for the comparable six month period last year. Our U.S. medical division’s selling expenses increased as we have increased our number of direct medical sales representatives to 64 as of December 31, 2004, as compared to 54 as of December 31, 2003. We continue to invest in our direct sales team and in our commitment to our physician selling model. A significant increase in our U.S. consumer division in promoting our Compex and Slendertone product lines accounted for approximately 50% of the increase. The negative effect of the exchange rate on expenses in our International division also contributed to the increases.

General and administrative expenses for the quarter ended December 31, 2004, totaled $3.9 million or 15.6% of revenue, representing a 6% increase over the $3.7 million or 16.6% of revenue recorded for the quarter ended December 31, 2003. General and administrative expenses for the six month period ended December 31, 2004, was $7.7 million, or 16.4% of revenue, representing a 9% increase over the $7.0 million, or 16.9% of revenue for the same period last year. Costs in both our corporate and International offices for additional personnel and consulting fees associated with our Sarbanes Oxley compliance also contributed to the increase. Although general and administrative expenses have increased in absolute dollars, cost containment programs have reduced our expenditures as a percent of revenues.

Our research and development expenses for the quarter ended December 31, 2004, increased 2% to $657,000 from $647,000 for the comparable quarter ended December 31, 2003. Research and development expenses for the six month period ended December 31, 2004, totaled $1.4 million, or 2.9% of revenue, representing an 8% increase over the $1.3 million, or 3.0% of revenue for the same period last year. Research and development spending, in absolute dollars, has increased as we develop new products such as our IF3Wave product for the U.S. medical division and our Fitness Trainer model that was introduced in our U.S. consumer division. For both periods, approximately 4% of the increase is due to the negative impact of the currency exchange. We anticipate research and development spending will grow in absolute dollars, but will decrease as a percent of revenue in future periods as our revenue from our U.S. consumer division increases.

Interest expense decreased to $104,000 for the quarter ended December 31, 2004 from $143,000 for the quarter ended December 31, 2003. Interest expense decreased to $184,000 for the six month period ended December 31, 2004 from $297,000 for the comparable period last year. In July 2003, we incurred additional borrowings of approximately $3.8 million that we used to finance an acquisition. In November 2003, we used proceeds from a private equity placement to reduce borrowings under our domestic credit facilities. As a result, our average outstanding borrowing levels for the quarter and six months period ended December 31, 2004 were lower than the comparable periods in 2003.

The provision for income taxes was 40% for fiscal years 2005 and 2004. We believe 40% is a reasonable estimate of the effective rate for fiscal 2005.

As a result of the above activity, our net income decreased to $1.0 million in the second quarter of fiscal 2005 from $1.2 million in the second quarter of fiscal 2004. For the six months ended December 31, 2004, net income decreased to $1.3 million from $1.6 million during the same period in fiscal 2004. Diluted earnings per share decreased from $0.10 during the quarter ended December 31, 2003 to $0.08 during the quarter ended December 31, 2004 and diluted earnings per share decreased from $.13 to $.10 per share for the six-month period.

Liquidity and Capital Resources

Our operating activities used cash of $2.5 million during the six months ended December 31, 2004, as compared to $1.1 million used in operating activities during the six months ended December 31, 2003. Although we generated cash from earnings, after adjustment for depreciation and amortization, of approximately $2.1 million during the first six months of fiscal 2005, we used over $4.9 million to finance increased receivables during fiscal 2005, as a result of larger sales late in the period, and slow collections throughout the period. Receivables also increased in fiscal 2004 by $2.2 million. An increase in inventory was offset by an increase in liabilities and a decrease in prepaid expenses due to year-end timing differences and tax payments.

We used $1.3 million in investing activities in the first six months of fiscal 2005, for purchases of property and equipment, primarily clinical and rental equipment, and new computer software and hardware in our international division. We used over $4.3 million of cash in the first six months of fiscal 2004, primarily because of the application of $3.4 million to acquire all of the capital stock of Filsport Assistance, S.r.l., a distributor of our products in Italy, in July 2003. Our financing activities provided $3.6 million of cash during the first six months of fiscal 2005, mainly from $3.3 million in net borrowings under our domestic credit line to finance expenditures in the U.S. Consumer division and from the exercise of employee stock options. During fiscal 2003, we generated $2.9 million from financing activities, as we generated $8.3 million in a stock offering and $3.8 million through our European subsidiary to finance an acquisition. This was partially offset by the repayment of $9.8 million in debt.

At December 31, 2004, we had a balance of $6.5 million outstanding under our US credit facility and $3.2 million under our European credit facility. Based on our credit agreement, we believe we could borrow up to approximately an additional $8.5 million under our credit facility. In addition to approximately $2.5 million of payments due under our debt agreements and lease obligations during the following year, we have approximately $450,000 that will become due to maintain celebrity endorsements. We will continue to invest in sales and marketing, and in inventory and infrastructure, over the remainder of the fiscal year to introduce these products and the Compex sport products to the United States markets. We may also apply cash to acquisitions during future periods.

We believe that available cash and borrowings under our credit lines will be adequate to fund cash requirements for the current fiscal year and the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the quarter ended December 31, 2004, our revenue originating outside the U.S. was 35% of total revenue, substantially all of which was denominated in the local functional currency. Currently, we do not employ currency-hedging strategies to reduce the risks associated with the fluctuation of foreign currency exchange rates.

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

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

In late January 2001, we were served with documents in connection with a product liability case brought in the California Superior Court for Solano County. Although we had no record of the proceedings, the action had progressed to the entry of a default judgment on January 11, 2001. We appealed the default judgment to the California Court of Appeals in March 2001. On May 10, 2002, the appeals court overturned the default judgment holding that there was no valid complaint against us. The plaintiff filed an amended complaint in the Fall of 2004. We have filed a motion to dismiss this case which remains pending with the Court.

From time to time, we have also been a party to claims, legal actions and complaints arising in the ordinary course of our business. We do not believe that the resolution of such matters has had or will have a material impact on our results of operations or financial position.

     ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on November 11, 2004. Shareholders holding 11,568,987 shares, or approximately 92.9% of outstanding shares, were represented at the meeting by proxy or in person. The matter below was submitted for vote by the shareholders as follows:

Election of Directors

The following nominees were elected to serve as members of the Board of Directors until the annual meeting of shareholders in 2005 or until such time as a successor may be elected.

	In Favor	Withheld
Frederick H. Ayers	11,227,680	341,307
Dan W. Gladney	11,298,789	270,198
Rick E. Jahnke	11,225,230	343,757
John H.P. Maley	10,817,207	751,780
Jack A. Smith	11,250,109	318,878

ITEM 5. OTHER INFORMATION

The chairman of our board of directors, John H. P. Maley, died after a long battle with cancer on January 26, 2005. He had served on our board since 1996 and had served as chairman since 2001. Our CEO, Dan Gladney, will assume the role of chairman until the March 10, 2005 meeting of the board of directors when a new chairman will be elected.

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

(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ended December 31, 2004.

A Form 8-K, filed November 9, 2004 furnishing (but not filing) the earnings release for the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPEX TECHNOLOGIES, INC.

February 9, 2005	/s/ Dan W. Gladney
Date	Dan W. Gladney
President and Chief Executive Officer

February 9, 2005	/s/ Scott P. Youngstrom
Date	Scott P. Youngstrom
Vice President of Finance
(Principal Financial and Accounting Officer)