Form 10-Q
period 2005-03-31
COMPEX TECHNOLOGIES INC
filed 2005-05-10
CIK 64578

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period Ended March 31, 2005

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

Yes ☑	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑	No ☐

The number of shares outstanding of each of the issuer’s classes of common stock as of May 3, 2005 was:

Common Stock, $.10 par value	12,509,380 Shares

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

•	We maintain a reserve against the revenue we record for sales allowances on the contracted or negotiated sales and rental prices. Many third party reimbursement entities maintain schedules of the amount of sales and rental rates for our medical products that they will reimburse. Because it is difficult to collect from patients the excess of our contract price over these scheduled rates, and because our acceptance of the payment from the reimbursement entity in some cases constitutes acceptance of that rate for our sales or rental price, we normally do not pursue collection of the excess. The rate schedules from the various reimbursement entities vary and we do not know in advance the rates of reimbursement for all of our products from all of the reimbursement entities that may cover the patients that use our products. When we record revenue upon billing of a patient or healthcare provider, we offset the sales and rental prices, before recording it as revenue, with an allowance based on our historical experience of a blended average rate schedule of the reimbursement entities, weighting our current experience with known rates from larger entities. Nevertheless, to the extent there is a shift in the reimbursement entities that pay for sales or rentals of our products, or to the extent the reimbursement rate schedules of third party reimbursement entities change, our allowance may be inaccurate and we may be required to record additional allowances, resulting in a corresponding reduction in net revenue and income.

•	Like many medical device companies that rely on third party reimbursement entities for payment, we have a large balance of uncollected accounts receivable. We also have a reserve for the portion of those receivables that we estimate will not be collected based on our historical experience. If we cannot collect an amount of receivables that is consistent with historical collection rates, we might be required to increase our reserve and charge off the portion of receivables we cannot collect. This additional “provision” for uncollectible accounts could significantly impact our operating results.

•	In the United States, our products are subject to reimbursement by private and public healthcare reimbursement entities that generally impose strict rules on applications for reimbursement. Changes in eligibility or requirements for reimbursement, or failure to comply with reimbursement requirements, could cause a reduction in our income from operations.

•	Healthcare reform, the expansion of managed care organizations and buying groups, and continued legislative pressure to control healthcare costs have all contributed to downward pressure on reimbursement rates and the prices of our medical products. Under the Medicare Modernization Act, Medicare is prohibited from increasing reimbursement rates for durable medical equipment, such as our medical products, through 2008. Further, this Act requires that Medicare commence a competitive bidding process for off-the-shelf products, such as our TENS devices, in 2007. Although this process will not initially be nationwide and is not binding on private reimbursement entities, we expect that Medicare and most reimbursement entities will be inclined to adjust their rate schedules based on the bidding results. Further, increasing healthcare costs has caused the formation of buying groups that enter into preferred supplier arrangements with one or more manufacturers of medical products in return for price discounts. If we are not able to obtain preferred supplier commitments from major buying groups or retain those commitments that we currently have, our sales and profitability could be adversely affected.

•	The products we sell in our United States medical products business may only be sold on physician prescription and, for most of those products where there is a government sponsored payor, only if we receive detailed documentation from the physician indicating the medical necessity of the product

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

•	The clinical effectiveness of our electrotherapy products has periodically been challenged and the effectiveness of electrotherapy products such as those offered by Compex for fitness and health applications has sometimes been questioned. Publicity about the effectiveness of electrotherapy for pain relief or other clinical applications and continued questions about the effectiveness of electrotherapy for conditioning could negatively impact revenue and income from operations.

•	We maintain significant amounts of finished goods inventory on consignment at clinics for distribution to patients. We may not be able to completely control losses of this inventory and, if inventory losses are not consistent with historical experience, we might be required to write off a portion of the carrying value of inventory.

•	The manufacture of medical and consumer products, and the labeling of those products for sale in the United Sates, requires compliance with quality assurance and labeling regulations of the Food and Drug Administration. Although we believe our manufacturing facilities and operations comply with these regulations, a failure to comply could result in our inability to manufacture, refurbish, and sell products until compliance is achieved.

•	The marketing of our consumer products is subject to regulations and oversight by both the FDA and the Federal Trade Commission. The FTC has commenced several enforcement actions against advertisers of abdominal belts during the past few years relating to misleading advertising and based on unsubstantiated claims. Although we have attempted to limit the claims made in our advertisements to matters that can be substantiated, if the FTC were to disagree with our conclusions, it could enjoin our marketing of these products for a period of time and impose fines and penalties. Any such actions would have a significant adverse impact on our operations.

•	We operate in both the medical device and consumer products markets, both of which are subject to a significant amount of regulation that affects the way we can advertise our products, sell our products, bill customers for our products and collect payment for our products.

•	We have not sold substantial volumes of consumer products in the United States, but intend to devote significant resources to market consumer products for health and fitness applications. The consumer market for electrical stimulation products is new and developing, and our success in this market will depend on a number of factors, including:

•	our ability to obtain clearance from the FDA and other regulatory authorities to market the products for all relevant consumer applications;

•	our ability to maintain distribution rights with, and to obtain adequate quantities of product from, the manufacturers of consumer products for which we serve as distributors;

•	our ability to establish consumer demand with a limited marketing budget;

•	our ability to secure “shelf space” in the United States with significant retailers; and,

•	the effectiveness of our products for their intended applications.

•	We market and sell several products manufactured by a number of different companies, including abdominal belts and other garment-based consumer products, iontophoresis products, traction devices, and electrodes. We generally have less control over the quality and reliability of these third party products. If these products do not comply with their specifications or otherwise fail to properly function, we may receive an increased amount of returns for which we are primarily responsible, may be required to recall products, may suffer a decrease in product reputation and goodwill in the marketplace, and may be unable to sell products currently on hand. Any of these events could negatively impact our operations, particularly if sale of these third party products becomes a substantial part of our business.

•	The terms of our third party distribution contracts, including our contracts for Slendertone products, may be altered if we do not meet the contract requirements. Although we believe we are currently in compliance with those contracts, we cannot be certain that we will be able to continue to sell product at the rates these contracts require. In particular, our contract for sale of Slendertone product in Europe currently calls for minimum purchases in excess of what we have budgeted for the coming year. Although we believe that we will be able to renegotiate this contract if we do not meet these minimums, we cannot be certain that we will be able to do so on similar terms or at all.

•	Approximately 34% of our revenue for the nine months ended March 31, 2005, was generated by Compex SA, a subsidiary headquartered in Switzerland that does business primarily in Europe. There are risks in doing business in international markets which could adversely affect our business, including:

•	regulatory requirements;

•	export restrictions and controls, tariffs and other trade barriers;

•	difficulties in staffing and managing international operations;

•	fluctuations in currency exchange rates;

•	reduced protection for intellectual property rights;

•	changes in political and economic conditions;

•	seasonal reductions in business activity; and

•	potentially adverse tax assessments.

•	Although our products were among the first products sold for muscle toning and conditioning in Europe, the consumer markets for these products in some of the geographies have matured, and we have increasingly become subject to competition from lower cost products. Although we believe that we have maintained our reputation as the manufacturer of the highest quality products in these markets, the introduction and sale of lower cost products has caused some erosion of our sales volumes in these geographies and pressure on the price we charge for our products.

•	The revenue we have reported during the past two years, and to a lesser extent the income we have reported, has benefited from the decreasing value of the dollar in Europe, where Compex SA operates. Because we bill for and account for sales in Europe in local currency, during periods in which U.S. currency is devalued, sales of the same number of products at the same prices in Europe will result in our recording increasing sales revenue after conversion to U.S. currency. Conversely, if U.S. currency increases in value relative to the Euro and other European currencies in the future, we would report less revenue and potentially less income even at times when our operations in Europe continued to perform at historical levels. A large or rapid increase in the value of the dollar relative to the Euro could have a significant adverse impact on our reported revenue.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Included herein is the following unaudited condensed financial information:
Consolidated Balance Sheets as of March 31, 2005 and June 30, 2004
Consolidated Statements of Operations for the three months and nine months ended March 31, 2005 and 2004
Consolidated Statements of Cash Flows for the nine months ended March 31, 2005 and 2004
Notes to Consolidated Financial Statements

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2004	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,198,832	$2,479,792
Receivables, less reserves of $17,665,865 and $17,896,364	28,802,468	34,828,547
at June 30, 2004 and March 31, 2005, respectively
Inventories, net	12,990,417	13,498,814
Deferred tax assets	6,008,936	6,008,936
Prepaid expenses	3,646,300	2,571,294

Total current assets	54,646,953	59,387,383
Property, plant, and equipment, net	4,798,656	5,614,010
Goodwill	15,501,566	15,783,643
Other intangible assets, net	908,841	741,491
Deferred tax assets	224,679	279,264
Other assets	128,701	143,704

Total assets	$76,209,396	$81,949,495

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,268,910	$1,436,882
Notes payable	2,200,000	7,300,000
Accounts payable	5,678,181	4,672,234
Accrued liabilities -
Payroll	1,990,591	1,733,872
Commissions	917,068	1,031,864
Income taxes	1,731,444	1,159,532
Other	3,377,681	4,535,661

Total current liabilities	17,163,875	21,870,045

LONG-TERM LIABILITIES
Long-term debt	2,436,200	1,317,080
Deferred tax liabilities	278,286	312,074

Total liabilities	19,878,361	23,499,199

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value: 30,000,000 shares authorized;	1,242,574	1,250,938
issued and outstanding 12,425,747 and 12,509,380 shares at June 30, 2004 and March 31, 2005, respectively
Preferred stock, no par value: 5,000,000 shares authorized;	—	—
none issued and outstanding
Additional paid in capital	32,887,912	33,371,427
Unearned compensation on restricted stock	(119,370)	(62,826)
Accumulated other non-owner changes in equity	2,340,916	2,636,782
Retained earnings	19,979,003	21,253,975

Total stockholders’ equity	56,331,035	58,450,296

Total liabilities and stockholders’ equity	$76,209,396	$81,949,495

The accompanying notes are an integral part of these financial statements.

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31		March 31
	(unaudited)		(unaudited)
	2004	2005	2004	2005
Net sales and rental revenue	$21,651,597	$22,902,107	$63,272,462	$69,768,195
Cost of sales and rentals	7,080,552	7,852,963	20,678,305	23,235,015

Gross profit	14,571,045	15,049,144	42,594,157	46,533,180
Operating expenses:
Selling and marketing	9,304,903	10,535,737	26,175,994	30,732,612
General and administrative	3,700,466	3,753,162	10,721,783	11,431,058
Research and development	779,634	635,193	2,054,784	2,014,620

Total operating expenses	13,785,003	14,924,092	38,952,561	44,178,290

Income from operations	786,042	125,052	3,641,596	2,354,890
Other income (expense):
Interest expense	(80,686)	(130,946)	(377,297)	(314,763)
Other	9,379	37,820	87,176	83,845

Income before income taxes	714,735	31,926	3,351,475	2,123,972
Income tax provision	286,000	14,000	1,340,000	849,000

Net income	$428,735	$17,926	$2,011,475	$1,274,972

Net income per common and common equivalent share
Basic	$0.03	$—	$0.17	$0.10

Diluted	$0.03	$—	$0.16	$0.10

Weighted average number of shares outstanding
Basic	12,257,734	12,498,235	11,612,383	12,468,821

Diluted	13,265,374	12,891,519	12,561,855	12,939,656

The accompanying notes are an integral part of these financial statements.

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31
	(unaudited)
	2004	2005
OPERATING ACTIVITIES:
Net income	$2,011,475	$1,274,972
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	1,354,426	1,174,388
Non-cash equity related expense	33,078	139,800
Change in deferred taxes	(11,031)	(8,835)
Changes in current assets and liabilities — net of amounts acquired in acquisition
Receivables	(3,248,716)	(5,464,655)
Inventories	(633,572)	(205,264)
Prepaid expenses	1,221,013	1,180,657
Accounts payable	(494,377)	(1,258,250)
Accrued liabilities	(2,387,502)	214,456

Net cash used in operating activities	(2,155,206)	(2,952,731)

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,129,738)	(1,720,936)
Cash paid in acquisition, net of cash received	(3,389,912)	—
Changes in other assets, net	(236,504)	(6,667)

Net cash used in investing activities	(4,756,154)	(1,727,603)

FINANCING ACTIVITIES:
Proceeds from new debt financing	3,835,501	—
Principal payments on long-term obligations	(7,267,549)	(1,190,888)
(Payments on) proceeds from line of credit, net	(4,000,000)	5,100,000
Proceeds from stock offering	10,545,795	—
Proceeds from employee stock purchase plan	398,493	297,785
Proceeds from exercise of stock options	201,578	110,838

Net cash provided by financing activities	3,713,818	4,317,735

Effect of exchange rates on cash and cash equivalents	265,946	(356,441)

Net decrease in cash and cash equivalents	(2,931,596)	(719,040)
Cash and cash equivalents at beginning of period	5,056,007	3,198,832

Cash and cash equivalents at end of period	$2,124,411	$2,479,792

Supplemental cash flow information
Interest paid	$377,298	$314,763

Income taxes paid	$2,382,723	$1,290,850

Non-cash transaction
Goodwill adjustment	$300,000	$—

The accompanying notes are an integral part of these financial statements.

COMPEX TECHNOLOGES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accounting Policies

The amounts set forth in the preceding financial statements are unaudited as of and for the periods ended March 31, 2005 and 2004, but reflect the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the periods presented. Such results are not necessarily indicative of results for the full year. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2004 included in the Company’s Annual Report on Form 10-K.

2. Reclassification

Certain prior year items have been reclassified to conform to the current year presentation.

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

Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		Three Months Ended		Nine Months Ended
		March 31		March 31
		2004	2005	2004	2005
Net Income (loss)	As reported	$428,735	$17,926	$2,011,475	$1,274,972
	Pro forma option
	expense, net of tax	(214,351)	(230,588)	(607,006)	(685,056)

	Pro forma	$214,384	$(212,662)	$1,404,469	$589,916

Basic earnings (loss)	As reported	$0.03	$—	$0.17	$0.10
per share	Pro forma	0.02	(0.02)	0.12	0.05
Diluted earnings (loss)	As reported	$0.03	$—	$0.16	$0.10
per share	Pro forma	0.02	(0.02)	0.11	0.05

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2004 and 2005: dividend yield of 0%; expected volatility of 61.4% and 59.1%; risk-free interest rate of 2.91% and 3.56%; and expected lives of 5 years.

Recent Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123(R)), Share Based Payment (FAS 123(R) revises FASB Statement No. 123, Accounting for Stock-Based Compensation) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The standard is effective for the Company’s 2006 fiscal year beginning July 1, 2005 and will apply to the Company’s employee stock option and stock purchase plans. The Company is currently evaluating the impact of the adoption of FAS 123(R) and has not selected a transition method or valuation model. As such, the Company is unable to estimate the expected effect on the Company’s financial statements, but believes it will have a significant adverse impact on the Company’s results from operations.

4. Inventory

	June 30, 2004	March 31, 2005
Inventories, net
Raw materials	$1,037,944	$1,068,919
Work in process	10,765	23,551
Finished goods	11,941,708	12,406,344

	$12,990,417	$13,498,814

5. Fixed Assets

	June 30, 2004	March 31, 2005
Property, plant and equipment -
Land	$150,000	$150,000
Buildings	1,683,614	1,683,614
Clinical and rental equipment	1,401,842	1,536,310
Production equipment	4,454,729	1,533,004
Office furniture and equipment	10,594,573	11,695,498

	$18,284,758	$16,598,426
Less accumulated depreciation	(13,486,102)	(10,984,416)

Net property, plant and equipment	$4,798,656	$5,614,010

Included in the Company’s consolidated balance sheet at March 31, 2005 and June 30, 2004 are net property, plant and equipment of the Company’s foreign operations, which are located in Europe and which total $1,488,788 and $1,274,130, respectively.

During the nine months ended March 31, 2005 the Company disposed of approximately $3.8 million of production and office equipment that was fully depreciated and no longer in service.

6. Note Payable and Long-Term Debt

The Company has a $15,000,000 U. S. credit facility which provides for revolving borrowings at varying rates based either on the bank’s prime rate or LIBOR. There were borrowings outstanding of $7,300,000 and $2,200,000 on the revolving credit line as of March 31, 2005 and June 30, 2004, respectively. The Company currently has $7,700,000 available under the revolving credit line. Borrowings under the U. S. credit facility are secured by substantially all assets of the Company. The weighted average rate on borrowings under the revolving line of credit was 5.09%.

The Company was in compliance with all financial covenants in its U. S. credit agreement as of March 31, 2005 and for the period then ended.

The Company has a $4,975,000 Swiss credit facility that provides for a three-year term loan at varying rates. As of March 31, 2005 and June 30, 2004, there were borrowings outstanding of $2,730,774 and $3,654,300 respectively, under this credit facility. Borrowings under this credit facility were used to fund the acquisition of

Filsport Assistance S.r.l. on July 3, 2003. Borrowings under the Swiss credit facility are secured by all of the equity interest held by the Company’s Swiss subsidiary in Filsport. The credit facility called for three advances, the first of which has already been paid. The second advance bears interest at 4.09%, and the third and final advance due on June 30, 2006, bears interest at 4.40%.

The Company was in compliance with all financial covenants in its Swiss Credit agreement as of March 31, 2005 and for the period then ended.

7. Per Share Data

Net income per share is calculated in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings Per Share.” Potential common shares are included in the diluted net income per share calculation when dilutive. Potential common shares consisting of common stock issuable upon exercise of outstanding common stock options are computed using the treasury stock method. The Company’s basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period, increased to include dilutive potential common shares issuable upon the exercise of stock options that were outstanding during the period. The table below is a reconciliation of the numerator and denominator in the basic and diluted net income per share calculation.

	For the Three Months Ended		For the Nine Months Ended
	March 31		March 31
	2004	2005	2004	2005
Numerator
Net Income	$428,735	$17,926	$2,011,475	$1,274,972
Denominator
Denominator for basic net income per share — weighted average shares outstanding	12,257,734	12,498,235	11,612,383	12,468,821
Effect of dilutive stock options	1,007,640	393,284	949,472	470,835

Denominator for diluted net income per share — weighted average shares outstanding	13,265,374	12,891,519	12,561,855	12,939,656

Basic net income per share	$0.03	$—	$0.17	$0.10
Diluted net income per share	0.03	—	0.16	0.10

Employee stock options of 440,498 and 408,527 for the three and nine months ended March 31, 2005, have been excluded from the diluted net income per share calculation because their effect would be anti-dilutive. For the three and nine months ended March 31, 2004, employee options of 124,418 and 59,396 have been excluded from the diluted net income per share calculation because their effect would be anti-dilutive.

8. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components. Adjustments to comprehensive income for the nine months ended March 31, 2005 and March 31, 2004 consisted solely of gains on translation of foreign subsidiary financial statements from the functional currency to U.S. dollars of $296,000 and $762,000, respectively, resulting in total comprehensive income of $1,571,000 and $2,773,000, respectively. Adjustments to comprehensive income for the three moths ended March 31, 2005 and March 31, 2004 consisted solely of losses on translation of foreign subsidiary financial statements form the functional currency to U.S. dollars of $(659,000) and $(299,000), respectively, resulting in total comprehensive income (loss) of $(641,000) and $130,000, respectively.

9. Segment Information

Since July 1, 2004, Compex Technologies, Inc. and its consolidated subsidiaries have been reporting in three reportable segments. The Company had previously reported as one operating segment which included the manufacture and distribution of electrical stimulation products for pain management, rehabilitation and fitness applications. However, given the establishment and growth of the Company’s consumer products segment, which includes electrical stimulation products for consumer distribution, the Company has reorganized the manner in which it reviews and manages its business. The Company’s new reporting structure is based on a geographical basis in segmenting its international and U.S. operations. Further segmentation of the U.S. operations is based on product offering by separating its U.S. consumer from its U.S. medical division. The Company’s U.S. medical segment consists of electrical stimulation products for rehabilitation, pain management and accessories and supplies distributed to patients through healthcare providers. Consumers of our U.S. medical segment require a physicians’ prescription to purchase or rent products, and the Company is normally reimbursed through a third party reimbursement organization such as an insurance company, health maintenance organization, or a governmental agency under Medicare, Medicaid, workers compensation or other programs. Our U.S. consumer segment consists of the sale of electrical stimulation products for consumers. Because the regulatory requirements and the markets differ substantially from the regulatory requirements and markets in the United States, the Company sells a completely different line of both medical, sport, fitness and wellness products over the counter under the Compex name in Europe. There is no reporting distinction between medical and consumer products within the Company’s international reporting segment, because the European regulatory environment does not necessitate the distinction between method of distribution of medical and consumer products as is necessary in the U.S.

The Company’s chief operating decision-makers make operating and strategic decisions based on measures of segment profit that includes gross profit less selling and marketing expenses.

Revenue, cost of sales and rentals, and selling expenses by division are as follows:

	For the Three Months Ended March 31, 2005
	U.S. Medical	U.S. Consumer	International	Total
Revenue	$14,682,763	$1,086,070	$7,133,274	$22,902,107
Cost of sales and rentals	4,001,248	601,868	3,249,847	7,852,963

Gross margin	10,681,515	484,202	3,883,427	15,049,144
Percentage	72.7%	44.6%	54.4%	65.7%
Selling and marketing expenses	6,292,335	1,796,324	2,447,078	10,535,737

Segment profit (loss)	$4,389,180	$(1,312,122)	$1,436,349	$4,513,407

	For the Three Months Ended March 31, 2004
	U.S. Medical	U.S. Consumer	International	Total
Revenue	$13,281,885	$148,983	$8,220,729	$21,651,597
Cost of sales and rentals	3,735,314	90,336	3,254,902	7,080,552

Gross margin	9,546,571	58,647	4,965,827	14,571,045
Percentage	71.9%	39.4%	60.4%	67.3%
Selling and marketing expenses	5,528,360	1,208,667	2,567,876	9,304,903

Segment profit (loss)	$4,018,211	$(1,150,020)	$2,397,951	$5,266,142

	For the Nine Months Ended March 31, 2005
	U.S. Medical	U.S. Consumer	International	Total
Revenue	$42,805,516	$3,534,968	$23,427,711	$69,768,195
Cost of sales and rentals	11,446,845	1,790,535	9,997,635	23,235,015

Gross margin	31,358,671	1,744,433	13,430,076	46,533,180
Percentage	73.3%	49.3%	57.3%	66.7%
Selling and marketing expenses	18,362,497	5,120,184	7,249,931	30,732,612

Segment profit (loss)	$12,996,174	$(3,375,751)	$6,180,145	$15,800,568

	For the Nine Months Ended March 31, 2004
	U.S. Medical	U.S. Consumer	International	Total
Revenue	$39,018,520	$417,892	$23,836,050	$63,272,462
Cost of sales and rentals	10,489,603	176,751	10,011,951	20,678,305

Gross margin	28,528,917	241,141	13,824,099	42,594,157
Percentage	73.1%	57.7%	58.0%	67.3%
Selling and marketing expenses	16,666,307	2,388,217	7,121,470	26,175,994

Segment profit (loss)	$11,862,610	$(2,147,076)	$6,702,629	$16,418,163

Reconciliation of segment profit to income from operations:

	For the Three Months Ended		For the Nine Months Ended
	March 31		March 31
	2004	2005	2004	2005
Total profit from segments	$5,266,142	$4,513,407	$16,418,163	$15,800,568
Unallocated corporate expenses:
General and administrative	3,700,466	3,753,162	10,721,783	11,431,058
Research and development	779,634	635,193	2,054,784	2,014,620

Income from operations	$786,042	$125,052	$3,641,596	$2,354,890

Net revenues by product lines are as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31		March 31
	2004	2005	2004	2005
Rehabilitation products	$4,434,210	$4,030,399	$13,484,038	$12,146,005
Pain management	4,319,668	5,435,373	12,240,048	15,512,028
Consumer products	6,453,564	6,569,753	18,466,046	21,610,041
Accessories and supplies	6,444,155	6,866,582	19,082,330	20,500,121

	$21,651,597	$22,902,107	$63,272,462	$69,768,195

The Company does not have a single customer that accounts for more than 5% of consolidated revenue for the three and nine months ended March 31, 2005 and 2004 or more than 5% of total receivables as of March 31, 2005 and 2004.

Assets by segment are as follows:

	U.S. Medical	U.S. Consumer	International	Total
Segment assets at June 30, 2004	$25,771,895	$2,972,642	$14,621,634	$43,366,171

Segment assets at March 31, 2005	$31,593,578	$4,281,290	$14,422,805	$50,297,673

Reconciliation of segment assets to total assets:

	June 30, 2004	March 31, 2005
Assets from segments	$43,366,171	$50,297,673
Unallocated corporate assets:	32,843,225	31,651,822

Total assets	$76,209,396	$81,949,495

10. Commitments

The Company has approximately $200,000 that will become due to maintain celebrity endorsements through June 30, 2005.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We discuss the factors that significantly affected our financial results and our financial condition in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For a more complete understanding of these factors, you should also review our consolidated balance sheets at June 30, 2003 and June 30, 2004, our consolidated statements of operations, statements of shareholders’ equity and statements of cash flows for the three years ended June 30, 2004, and the notes to those financial statements. These financial statements and the report of Ernst & Young LLP on our financial statements are included in Item 8 of our Form 10-K for the year ended June 30, 2004.

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

Revenue Recognition and Provisions for Credit Allowances and Returns.
We derive revenue in the United States from medical products and accessories (United States Medical) sales and rentals directly to patients and wholesalers. We also derive revenue in the United States from the sales of consumer products (United States Consumer) to distributors and directly to consumers. In certain non-domestic markets (International), we derive revenue primarily from the sales of consumer products to distributors and dealers.

United States Medical
 The direct medical business involves providing products to patients for rent or purchase, the sale of accessories to patients for the ongoing use of such products and billing of the patient’s insurance provider for the products and accessories. The wholesale medical business involves the sale of devices and medical supplies primarily to clinics and medical equipment distributors.

We recognize revenue in accordance with Staff Accounting Bulletin (SAB) No. 101, as amended by SAB No. 104, when each of the following four conditions are met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured. Accordingly, we recognize direct medical revenue, both rental and purchase, when products have been dispensed to the patient and the patient’s insurance has been verified. For medical products that are sold from inventories consigned at clinic locations, we recognize revenue when we receive notice that the product has been prescribed and dispensed to the patient and the insurance has been verified or preauthorization has been obtained from the insurance company, when required. We recognize wholesale medical revenue when we ship our products to our wholesale customers.

Revenue from the rental of products to patients accounts for approximately 17.6% and 19.6%, respectively, of the United States Medical revenue for the nine month periods ended March 31, 2005 and March 31, 2004. Revenue from the rental of products is recognized ratably based on the number of days remaining in the month. Products on rental contracts are placed in fixed assets and depreciated over their estimated useful life. All revenue is recognized net of estimated sales allowances and returns.

We have established reserves to account for sales allowances, product returns and rental credits. Sales allowances generally result from agreements with certain insurance providers that permit reimbursement to us in amounts that are below the product’s invoice price. This reserve is provided for by reducing gross revenue by a portion of the amount invoiced during the relevant period. We estimate the amount of the reduction based upon historical experience and consider the impact of new contract terms or modifications of existing arrangements with insurance providers. For patient returns of products after purchase, the amount previously recorded as revenue in a prior period is provided for by reducing gross revenue in the current period. Rental credits result when patients purchase products that they had previously rented. Many insurance providers require patients to rent products for a period of one to three months prior to purchase. If the patient has a long-term need for the product, the insurance companies may authorize purchase of the product by these patients. When the product is purchased, most insurance providers require that rental payments previously made on the product be credited toward the purchase price. These rental credits are processed at the same time the revenue is recorded on the sale of the product. A change in the percentage of medical sales made pursuant to such contracts or a change in the number or type of products that are returned could cause the level of these reserves to vary in the future.

In addition to the reserves for sales allowances, returns and rental credits, we provide for uncollectible accounts receivable. These uncollectible accounts receivable are a result of non-payment from patients who have been direct billed for co-payments or deductibles; lack of appropriate insurance coverage; and disallowances of charges by third party providers. The reserve is based on historical trends, current relationships with providers, and internal process improvements. If there were a change to a material insurance provider contract, a decline in the economic condition of patients or significant turnover of company personnel, the current level of the reserve for uncollectible accounts receivable may not be adequate and may result in an increase of these levels in the future.

United States Consumer
 The United States consumer products business involves the sales of products to distributors, sport shops and direct sales to consumers. Revenue is primarily recognized at the time of shipment to distributors, sport shops and direct sales to consumers. A portion of our inventory is out on consignment with certain distributors and the revenue is not recognized until the distributor sells the product to a consumer. All revenue is recognized net of estimated sales allowances and returns.

We have established reserves to account for sales allowances and product returns. All consumer products are sold with a 30-day, money back guarantee and we estimate the amount of the revenue reduction based upon historical experience and consider the impact of new contract terms or modifications of existing arrangements with distributors. In addition to the reserves for sales allowances and product returns, we provide for uncollectible accounts receivable. These uncollectible accounts receivable are a result of non-payment from both distributors and direct customers. The reserve is based primarily on historical trends and specific review.

International
 The international products business involves the sales to sports shops, retail shops and healthcare providers. Revenue is recognized at the time of shipment to dealers, distributors, sport shops and healthcare providers, direct sales to consumers or upon notification from a healthcare provider that equipment has been prescribed and provided to a patient and approved by the patient or his/her insurance provider. All revenue is recognized net of estimated sales allowances and product returns.

We have established reserves to account for sales allowances, product returns and rental credits. We estimate the amount of the revenue reduction based upon historical experience and consider the impact of new contract terms or modifications of existing arrangements with distributors. In addition to the reserves for sales allowances and product returns, we provide for uncollectible accounts receivable. These uncollectible accounts receivable are a result of non-payment from both distributors and direct customers. The reserve is based primarily on historical trends and specific review.

Reserve for Uncollectible Accounts Receivable.
 Managing our accounts receivable represents one of our biggest business challenges. The process of determining what products will be reimbursed by third party payors and the amounts that they will reimburse is very complex and the reimbursement environment is constantly changing. We maintain a reserve for uncollectible receivables and provide for additions to the reserve to account for the risk of nonpayment. We set the amount of the reserve, and adjust the reserve at the end of each reporting period, based on a number of factors, including historical rates of collection, trends in the historical rates of collection and current relationships and experience with insurance companies or other third party payors. If the rates of collection of past-due receivables recorded for previous fiscal periods changes, or if there is a trend in the rates of collection on those receivables, we may be required to change the rate at which we provide for additions to the reserve. Such a change, even though small in absolute terms, can significantly affect financial performance in current periods. A change in the rates of our collection can result from a number of factors, including turnover in personnel, changes in the reimbursement policies or practices of payors, or changes in industry rates of reimbursement. Further, the reserve may be affected by significant charge-offs if a related group of receivables become doubtful that were not previously anticipated to be doubtful. Accordingly, the provision for uncollectible accounts receivable recorded in the income statement has fluctuated and may continue to fluctuate significantly from quarter to quarter as such trends change.

Carrying Value of Inventory.
 We maintain a large balance of electrical stimulation devices on consignment at clinics and other healthcare providers that are not under our control. In the course of our business, some of this product is lost. Although we have the right in most cases to seek reimbursement for the lost product from our sales representatives or the healthcare providers, in some instances we forego that right in order to maintain favorable relationships. We maintain a reserve for the amount of consignment inventory that may be lost based on our experience as developed through periodic field audits. We cannot be certain that future rates of product loss will be consistent with our historical experience and we could be required to increase the rate at which we provide for such lost inventory, thus adversely affecting our operating results.

Carrying Value of Intangible Assets.
 We had a balance of intangible assets of approximately $16.5 million at March 31, 2005, most of which constituted goodwill and the value of acquired technology, from several acquisitions. We are required to charge-off the carrying value of identifiable intangibles and related goodwill to the extent it may not be recoverable. We assess the impairment of identifiable intangibles and related goodwill annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:

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

Results of Operations

     The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2004	2005	2004	2005
Net sales and rental revenue	100.0%	100.0%	100.0%	100.0%
Cost of sales and rentals	32.7	34.3	32.7	33.3

Gross profit	67.3	65.7	67.3	66.7
Operating expenses:
Selling and marketing	43.0	46.0	41.4	44.0
General and administrative	17.1	16.4	16.9	16.4
Research and development	3.6	2.8	3.2	2.9

Total operating expenses	63.7	65.2	61.5	63.3

Income from operations	3.6	0.5	5.8	3.4
Other expense, net	0.3	0.4	0.5	0.4
Income tax provision	1.3	0.1	2.1	1.2

Net income	2.0%	—%	3.2%	1.8%

Our revenue increased $1.2 million, or 6%, to $22.9 million during the quarter ended March 31, 2005 from $21.7 million during the quarter ended March 31, 2004, and increased $6.5 million, or 10%, to $69.8 million during the nine months ended March 31, 2005 from $63.3 million during the nine months ended March 31, 2004. Increases in both our domestic medical business and in our domestic consumer business, accounted for an 11% increase for the quarter. This was offset by a 5% decrease in our consumer business in Europe. For the nine month period, increases in both domestic business segments accounted for 11% of the increase, partially offset by a 1% decrease in consumer business in Europe.

U.S. medical revenue for the quarter was $14.7 million, up 11% from the prior year’s quarter of $13.3 million. U.S. medical revenue for the nine month period ended March 31, 2005, was $42.8 million, up 10% from the $39.0 million for the comparable period last year. This increase is primarily due to an increase in volumes of our direct device sales and rental business, and a slight increase in our accessories and supplies. We also expanded our direct sales and rentals by increasing our direct medical sales force, who increased the number of rentals that are originated directly through physician offices.

Our U.S. consumer division recorded revenue of $1.1 million and $3.5 million for the quarter and nine month periods ended March 31, 2005, respectively. This compares to $150,000 and $418,000, respectively, of revenue recorded for the comparable periods last year. Our increased sales have been driven through revenue from our infomercial and our current agreements with The Home Shopping Network (HSN) and General Nutrition Centers (GNC). We will continue to focus on landing additional major retail chains.

Our international division posted revenue of $7.1 million for the quarter ended March 31, 2005. This represents a decrease of 13% from the $8.2 million recorded during the comparable quarter last year. Sales of our Compex line of products accounted for 16% of the decrease, as unit sales fell 13% below prior year amounts. This was partially offset by Slendertone product revenues that were slightly above prior year and a 2% favorable impact of exchange rates, reflecting the strength of the Euro versus the U.S. dollar. For the nine months ended March 31, 2005, our international division posted revenue of $23.4 million or a 2% decrease from the $23.8 million for the comparable nine month period last year. A 6% decrease in our Compex line of products and a 1% decrease in our Slendertone product revenues were partially offset by a 5% favorable impact of exchange rates. The number of Compex units sold for the nine month period was up 1% over unit sales from the comparable period last year. Revenues in Spain and France are performing above prior year for both the quarter and nine month periods. However, Italy and Germany are performing below prior year revenue amounts.

Revenue by product line during the quarter ended March 31, 2005 was roughly $4.0 million in rehabilitation products, $5.4 million in pain management products, $6.6 million in consumer products, and $6.9 million in accessories and supplies. All revenue segments are above prior year amounts except rehabilitation products. The decrease in rehabilitation products is due primarily to a shift in our U.S. medical revenue from rehabilitation products to the pain management category. As physicians look for non-systemic methods of pain control, this will lead to increased accessories and supplies from patients dealing with chronic pain. Consumer products, primarily Slendertone product sales in the U.S., reflects the largest nominal increase.

Our gross profit was $15.0 million or 65.7% of revenue during the quarter, and $46.5 million or 66.7% of revenue during the nine months ended March 31, 2005. This compares to gross profit of $14.6 million or 67.3% of revenue in the quarter and $42.6 million or 67.3% of revenue during the nine months ended March 31, 2004. The overall decrease in margin percentage reflects a modest shift in our mix of products sold in our medical division from the higher reimbursement categories to the group contract insurance segments. Additionally, a change in our overall revenue mix toward more U.S. consumer products, which carry a lower margin than our U.S. medical division and our international division, also contributed to the decrease. We are currently selling a greater percentage of U.S. consumer products through retailers, which carry lower gross margins, than were sold in the previous periods. We anticipate gross profit will settle in the middle-to-lower 60% range as our domestic consumer business becomes a greater percentage of our total revenue. Cost of sales and gross profit for periods ended March 31, 2004 also reflect the sale of inventory that was acquired in the Filsport acquisition which, because Filsport was a distributor, has a higher cost than inventory we have manufactured and sold through Filsport after this acquired inventory was sold. Subsequently, all of the inventory that was acquired as a part of the Filsport acquisition was sold.

For the quarter ended March 31, 2005, our selling expenses increased 13% to $10.5 million or 46.0% of revenue, up from $9.3 million or 43.0% of revenue for the comparable quarter last year. Selling expenses for the nine month period ended March 31, 2005, increased 17% to $30.7 million or 44.0% of revenue, up from $26.2 million, or 41.4% of revenue for the comparable nine month period last year. Our U.S. medical division’s selling expenses increased as we have increased our number of direct medical sales representatives and field support specialists to 84 as of March 31, 2005, as compared to 68 as of March 31, 2004. We continue to invest in our direct sales team and in our commitment to our physician selling model. A significant increase in our U.S. consumer division in promoting our Compex and Slendertone product lines accounted for approximately $2.8 million of the increase over the nine month period.

General and administrative expenses for the quarter ended March 31, 2005, totaled $3.8 million or 16.4% of revenue, representing a 2% increase over the $3.7 million or 17.1% of revenue recorded for the quarter ended March 31, 2004. General and administrative expenses for the nine month period ended March 31, 2005, was $11.4 million, or 16.4% of revenue, representing a 7% increase over the $10.7 million, or 16.9% of revenue for the same period last year. Costs in both our corporate and International offices for additional personnel and consulting fees associated with our Sarbanes Oxley compliance contributed to the increase. General and administrative expenses for the current period were also impacted by a $250,000 charge related to personnel reductions in our European division. Although general and administrative expenses have increased in absolute dollars, cost containment programs have reduced our expenditures as a percent of revenues.

Our research and development expenses for the quarter ended March 31, 2005, decreased 19% to $635,000 from $780,000 for the comparable quarter ended March 31, 2004. Research and development expenses for the nine month period ended March 31, 2005, totaled $2.0 million, or 2.9% of revenue, representing a 2% decrease over the $2.1 million, or 3.2% of revenue for the same period last year. Research and development spending, in absolute dollars, has decreased slightly. We continue to develop new products, such as our recently FDA cleared IF3Wave product for the U.S. medical division and our Fitness Trainer model that was introduced in our U.S. consumer division. We anticipate research and development spending will grow slightly in absolute dollars, but will decrease as a percent of revenue in future periods as our revenue from our U.S. consumer division increases.

Interest expense increased to $131,000 for the quarter ended March 31, 2005 from $81,000 for the quarter ended March 31, 2004. Our average outstanding borrowing level for the quarter was greater than prior year as our domestic operations utilizes our credit facility to support our investment in our domestic consumer product launch. Interest expense decreased to $315,000 for the nine month period ended March 31, 2005 from $377,000 for the comparable period last year. Our average outstanding borrowing levels for the nine month period ended March 31, 2005 were lower than the comparable periods in 2004.

The provision for income taxes was 40% for all periods in fiscal years 2005 and 2004. We believe 40% is a reasonable estimate of the effective rate for fiscal 2005.

As a result of the above activity, our net income decreased to $18,000 in the third quarter of fiscal 2005 from $429,000 in the third quarter of fiscal 2004. For the nine months ended March 31, 2005, net income decreased to $1.3 million from $2.0 million during the same period in fiscal 2004. Diluted earnings per share decreased from $0.03 during the quarter ended March 31, 2004 to $0.00 during the quarter ended March 31, 2005 and diluted earnings per share decreased from $.16 to $.10 per share for the nine month period.

Liquidity and Capital Resources

Our operating activities used cash of $3.0 million during the nine months ended March 31, 2005, as compared to $2.2 million used in operating activities during the nine months ended March 31, 2004. Although we generated cash from earnings, after adjustment for depreciation and amortization, of approximately $2.4 million during the first nine months of fiscal 2005, we used over $5.5 million to finance increased receivables during fiscal 2005, as a result of larger sales late in the period and an increase in our overall days sales outstanding. Receivables also increased in fiscal 2004 by $3.2 million. A decrease in prepaid expenses was offset by a decrease in our accounts payable. Both decreases are primarily due to timing differences and tax payments. Accrued liabilities — other have increased since year-end due primarily to accruals for customer rebates and an increase in our deferred rental revenue account.

We used $1.7 million in investing activities in the first nine months of fiscal 2005, for purchases of property and equipment, primarily clinical and rental equipment, and new computer software and hardware in our international division. We used over $4.8 million of cash in the first nine months of fiscal 2004, primarily because of the application of $3.4 million to acquire all of the capital stock of Filsport Assistance, S.r.l., a distributor of our products in Italy, in July 2003. Our financing activities provided $4.3 million of cash during the first nine months of fiscal 2005, mainly from $5.1 million in net borrowings under our domestic credit line to finance expenditures in the U.S. Consumer division and from the exercise of employee stock options. During the first nine months of 2004, we generated $3.7 million from financing activities, as we generated $10.5 million in a stock offering and $3.8 million through our European subsidiary to finance an acquisition. This was partially offset by the repayment of $11.3 million in debt.

At March 31, 2005, we had a balance of $7.3 million outstanding under our US credit facility and $2.7 million under our European credit facility. Based on our credit agreement, we believe we could borrow up to approximately an additional $7.7 million under our credit facility. In addition to approximately $1.3 million of payments due under our debt agreements and lease obligations during the following year, we have approximately $200,000 that will become due to maintain celebrity endorsements. We will continue to invest in sales and marketing, and in inventory and infrastructure, over the remainder of the fiscal year to introduce these products and the Compex Sport products to the United States markets. We may also apply cash to acquisitions during future periods.

We believe that available cash and borrowings under our credit lines will be adequate to fund cash requirements for the current fiscal year and the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the quarter ended March 31, 2005, our revenue originating outside the U.S. was 34% of total revenue, substantially all of which was denominated in the local functional currency. Currently, we do not employ currency-hedging strategies to reduce the risks associated with the fluctuation of foreign currency exchange rates.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective. Disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There were no changes made in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In late January 2001, we were served with documents in connection with a product liability case brought in the California Superior Court for Solano County. Although we had no record of the proceedings, the action had progressed to the entry of a default judgment on January 11, 2001. We appealed the default judgment to the California Court of Appeals in March 2001. On May 10, 2002, the appeals court overturned the default judgment holding that there was no valid complaint against us. The plaintiff filed an amended complaint in the Fall of 2004. The California Superior Court denied our motion to dismiss the case in the first quarter of 2005 and we have filed to have an appeal of that decision reviewed. The case will proceed with discovery at the trial court level until the appeal is denied or heard.

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS

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

COMPEX TECHNOLOGIES, INC.
May 10, 2005	/s/ Dan W. Gladney
Date	Dan W. Gladney
President and Chief Executive Officer

May 10, 2005	/s/ Scott P. Youngstrom
Date	Scott P. Youngstrom
Vice President of Finance (Principal Financial and Accounting Officer)