Form 10-K
period 2005-06-30
COMPEX TECHNOLOGIES INC
filed 2005-09-13
CIK 64578

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2005

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number 0-9407
COMPEX TECHNOLOGIES, INC.
(Name of Registrant as specified in its charter)

Minnesota (State of Incorporation)	41-0985318 (I.R.S. Employer Identification No.)
1811 Old Highway 8
New Brighton, Minnesota 55112-3493
(651) 631-0590
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.10 par value per share
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell Company (as defined in Rule 126-2 of the Exchange Act). Yes ☐ No ☐
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $58,362,325
The number of shares outstanding of each of the Company’s classes of common stock, as of September 9, 2005, was: Common Stock, $.10 par value, 12,579,380 shares.
Documents incorporated by reference. Certain specified portions of the Company’s definitive proxy statement for the annual meeting of shareholders to be held November 17, 2005 are incorporated by reference in response to Part III.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
Our Annual Report on Form 10-K contains a number of “forward-looking statements” where we indicate that we “anticipate,” “believe,” “expect” or “estimate” or use similar words to indicate what might happen in the future. These forward looking statements represent our expectations about future events, including anticipated product introductions; changes in markets, customers and customer order rates; changes in third party reimbursement rates; expenditures for research and development; growth in revenue; taxation levels; and the effects of pricing decisions. When used in this 10-K, the words “anticipate,” “believe,” “expect,” “estimate” and similar expressions are generally intended to identify forward-looking statements. You should evaluate these forward-looking statements in the context of a number of factors that may affect our financial condition and results of operations, including the following:
•	We maintain a reserve against the revenue we record for sales allowances on the contracted or negotiated sales and rental prices. Many third party reimbursement entities maintain schedules of the amount of sales and rental rates for our medical products that they will reimburse. Because it is difficult to collect from patients the excess of our contract price over these scheduled rates, and because our acceptance of the payment from the reimbursement entity in some cases constitutes acceptance of that rate for our sales or rental price, we normally do not pursue collection of the excess. The rate schedules from the various reimbursement entities vary and we do not know in advance the rates of reimbursement for all of our products from all of the reimbursement entities that may cover the patients that use our products. When we record revenue upon billing of a patient or health care provider, we offset the sales and rental prices, before recording it as revenue, with an allowance based on our historical experience of a blended average rate schedule of the reimbursement entities, weighting our current experience with known rates from larger entities. Nevertheless, to the extent there is a shift in the reimbursement entities that pay for sales or rentals of our products, or to the extent the reimbursement rate schedules of third party reimbursement entities change, our allowance may be inaccurate and we may be required to record additional allowances, resulting in a reduction in our revenue, with a corresponding reduction in net revenue and income.

•	Like many medical device companies that rely on third party reimbursement entities for payment, we have a large balance of uncollected accounts receivable. We also have a reserve for the portion of those receivables that we estimate will not be collected based on our historical experience. If we cannot collect an amount of receivables that is consistent with historical collection rates, we might be required to increase our reserve and charge off the portion of receivables we cannot collect. This additional “provision” for uncollectible accounts could significantly impact our operating results.

•	In the United States, our products are subject to reimbursement by private and public healthcare reimbursement entities that generally impose strict rules on applications for reimbursement. Changes in eligibility or requirements for reimbursement, or failure to comply with reimbursement requirements, could cause a reduction in our income from operations.

•	Healthcare reform, the expansion of managed care organizations and buying groups, and continued legislative pressure to control healthcare costs have all contributed to downward pressure on reimbursement rates and the prices of our medical products. Under the Medicare Modernization Act, Medicare is prohibited from increasing reimbursement rates for durable medical equipment, such as our medical products, through 2008. Further, this Act requires that Medicare commence a competitive bidding process for off-the-shelf products, such as our TENS devices, in 2007. Although this process will not initially be nationwide and is not binding on private reimbursement entities, we expect that Medicare and most reimbursement entities will be inclined to adjust their rate schedules based on the bidding results. Further, increasing healthcare costs has caused the formation of buying groups that enter into preferred supplier arrangements with one or more manufacturers of medical products in return for price discounts. If we are not able to obtain preferred supplier commitments from major buying groups or retain those commitments that we currently have, our sales and profitability could be adversely affected.

•	The products we sell in our United States medical products business may only be sold on physician prescription and, for most of those products where there is a government sponsored payor, only if we receive detailed documentation from the physician indicating the medical necessity of the product, together with forms which we must submit to the paying agency. In most cases, the reimbursement agency, including Medicare, requires strict adherence to the requirements of the form and the failure to properly obtain and maintain the documentation can result in significant fines, penalties, and civil litigation. For example, we were subject to a Medicare whistleblower suit that we settled in 2000 for approximately $1.6 million. Although we believe we have implemented a compliance program designed to detect errors in complying with these regulations, if our program fails, our operations and results could be adversely affected.

•	The clinical effectiveness of our electrotherapy products has periodically been challenged and the effectiveness of electrotherapy products such as those offered by Compex for fitness and health applications has sometimes been questioned. Publicity about the effectiveness of electrotherapy for pain relief or other clinical applications and continued questions about the effectiveness of electrotherapy for conditioning could negatively impact revenue and income from operations.

•	We maintain significant amounts of finished goods inventory on consignment at clinics for distribution to patients. We may not be able to completely control losses of this inventory and, if inventory losses are not consistent with historical experience, we might be required to write off a portion of the carrying value of inventory.

•	The manufacture of medical and consumer products, and the labeling of those products for sale in the United States, requires compliance with quality assurance and labeling regulations of the Food and Drug Administration (FDA). Although we believe our manufacturing facilities and operations comply with these regulations, a failure to comply could result in our inability to manufacture, refurbish, and sell products until compliance is achieved.

•	The marketing of our consumer products is subject to regulations and oversight by both the FDA and the Federal Trade Commission (FTC) relating to misleading advertising. The FTC has commenced several enforcement actions against advertisers of abdominal belts during the past few years based on unsubstantiated claims. Although we have attempted to limit the claims made in our advertisements to matters that can be substantiated, if the FTC were to disagree with our conclusions, it could enjoin our marketing of these products for a period of time and impose fines and penalties. Any such actions would have a significant adverse impact on our operations.

•	We operate in both the medical device and consumer products markets, both of which are subject to a significant amount of regulation that affects the way we can advertise our products, sell our products, bill customers for our products and collect payment for our products.

•	We have not sold substantial volumes of consumer products in the United States, but intend to devote significant resources to market consumer products for health and fitness applications. The consumer market for electrical stimulation products is new and developing, and our success in this market will depend on a number of factors, including:
•	our ability to obtain clearance from the FDA and other regulatory authorities to market the products for all relevant consumer applications;

•	our ability to maintain distribution rights with, and to obtain adequate quantities of product from, the manufacturers of consumer products for which we serve as distributors;

•	our ability to establish consumer demand with a limited marketing budget;

•	our ability to secure “shelf space” in the United States with significant retailers; and,

•	the effectiveness of our products for their intended applications
•	We market and sell several products manufactured by a number of different companies, including abdominal belts and other garment-based consumer products, iontophoresis products, traction devices, bone growth stimulation products, other orthopedic durable medical equipment (DME) products, and electrodes. We generally have less control over the quality and reliability of these third party products. If these products do not comply with their specifications or otherwise fail to properly function, we may receive an increased amount of returns for which we are primarily responsible, may be required to recall products, may suffer a decrease in product reputation and goodwill in the marketplace, and may be unable to sell products currently on hand. Any of these events could negatively impact our operations, particularly if the sale of these third party products becomes a substantial part of our business.

•	The terms of our third party distribution contracts, including our contracts for Slendertone products, may be altered if we do not meet the contract requirements. Although we believe we are currently in compliance with those contracts, we cannot be certain that we will be able to continue to sell product at the rates these contracts require. To concentrate our resource on our core products in Europe, we have elected to discontinue distribution of Slendertone in those markets. In the United States, our contract for the sale of Slendertone product in the United States currently calls for minimum purchases which we have budgeted for in the coming year. Although we believe that we will able to renegotiate this contract if we do not meet these minimums, we cannot be certain that we will be able to do so on similar terms, or at all.

•	Approximately 33% of our revenue for the year ended June 30, 2005 was generated by Compex SA, a subsidiary headquartered in Switzerland that does business primarily in Europe. There are risks in doing business in international markets which could adversely affect our business, including:
•	regulatory requirements;

•	export restrictions and controls, tariffs and other trade barriers;

•	difficulties in staffing and managing international operations;

•	fluctuations in currency exchange rates;

•	reduced protection for intellectual property rights;

•	changes in political and economic conditions;

•	seasonal reductions in business activity; and

•	potentially adverse tax assessments.
•	Although our products were among the first products sold for muscle toning and conditioning in Europe, the consumer markets for these products in some of the geographies have matured, and we have increasingly become subject to competition from lower cost products. Although we believe that we have maintained our reputation as the manufacturer of the highest quality products in these markets, the introduction and sale of lower cost products has caused some erosion of our sales volumes in these geographies and pressure on the price we charge for our products.

•	The revenue we have reported during the past three years, and to a lesser extent the income we have reported, has benefited from the decreasing value of the dollar in Europe, where Compex SA operates. Because we bill for and account for sales in Europe in local currency, during periods in which U.S. currency is devalued, sales of the same number of products at the same prices in Europe will result in our recording increasing sales revenue after conversion to U.S. currency. Conversely, if U.S. currency increases in value relative to the Euro and other European currencies in the future, we would report less revenue and potentially less income even at times when our operations in Europe continued to perform at historical levels. A large or rapid increase in the value of the dollar relative to the Euro could have a significant adverse impact on our reported revenue.

•	We have entered into a contract to perform private label OEM manufacturing. The contract contains some minimum purchase requirements for the customer. If this customer does not meet any more than the minimum purchase requirements, it may result in lower than projected revenues and earnings in fiscal year 2006.

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
Our products are based on electrical stimulation technologies designed to improve health, wellness, athletic performance, and fitness. More specifically, we design, manufacture, distribute, sell and rent electrical stimulation products that use different modalities to deliver electrical current through electrodes placed on the skin for pain management, rehabilitation, and edema reduction as medical devices, and for sports performance enhancement and muscle toning as consumer products. Our portfolio of products includes transcutaneous electrical nerve stimulation (TENS), interferential stimulation (IF), neuromuscular electrical stimulation (NMES), pulsed direct current stimulation (PDC), traction, and iontophoresis devices, accessories and supplies. Our medical device product lines include pain management, rehabilitation, and edema reduction devices generally used by, or under the direction of, physicians, nurses, and therapists. For the most part, our products are sold under the Rehabilicare® name for prescription medical devices in the United States. Within the last year, we introduced the Staodyn name for electrical stimulation products that we import for distribution through our U.S. wholesale medical business. In Europe, our medical devices are sold under the Compex® name. In some European countries, our medical devices do not require a prescription and are sold over-the-counter for rehabilitation and pain management. Our consumer product line is sold over-the-counter and is designed for sports performance enhancement, fitness, and health and wellness. Our consumer products are sold under the Compex® name in both Europe and the United States. We also distribute complementary medical devices and consumer products manufactured by others under other name brands, such as Slendertone.
In the fourth quarter of the fiscal year ended June 30, 2005, we completed an acquisition that will complement our U.S. medical product sales in the orthopedic market. In addition, the acquisition provides us with the access to additional durable medical equipment (DME) products that we will sell in the orthopedic market and other healthcare markets that we operate in. We acquired all of the capital stock of SpectraBrace, Ltd., a DME supplier of orthopedic products, for approximately $3.65 million. During fiscal 2006, we will work to consolidate and integrate the operations of SpectraBrace into our US medical business.
Overall, sales of medical products in United States increased 15% during fiscal 2005. The sales in our core medical products business in the U.S. continue to benefit from the rollout of the pain and orthopedic physician distribution model, which we integrated from the acquisition of BMR Neurotech, and the investment we have made to increase our direct sales staff.
In Europe, our sport and fitness line of consumer products began to receive increased competition from lower priced products. We offset some of the effect of this competition by the introduction of several new products and by reducing the prices of some of our existing products. Although our sales increased in large part because of the declining strength of the dollar against the Euro, our unit sales growth did not meet our expectations as a continued weak economy, competition for over-the-counter sports products in some markets, and management changes in some markets affected sales.
We continued to implement the launch strategy for our U.S. consumer product business. In the second half of fiscal 2005 we began testing a new infomercial advertising direct sales program for the Slendertone products. The infomercial includes celebrities that we signed endorsement contracts with during fiscal 2004, most notably Sarah Ferguson, Duchess of York to represent the Slendertone products. The infomercial test generated solid results and we plan to expand the advertising campaign during fiscal 2006. We continue to grow Slendertone products sales with appearances on HSN (Home Shopping Network) and distribution at retail outlets such as GNC (General Nutrition Centers). In fiscal year 2006, we expect to generate significantly more sales of Slendertone belts as we continue to rollout our multi-channel distribution strategy.

Products
We offer a full line of medical and consumer electrical stimulation products for pain management, rehabilitation, sports performance enhancement, fitness, and health and wellness. All of the medical and consumer products that we manufacture are based upon electrical stimulation technologies designed to deliver an electrical current to improve health, wellness, athletic performance, and fitness.
We offer our Rehabilicare® and Staodyn™ medical devices primarily in the United States for prescription home use. A different line of medical devices is sold primarily for clinical or professional use under the Compex® name in Europe. In addition, Compex SA offers an extensive line of products to consumers over-the-counter in Europe under the Compex® name for sports, fitness training, and wellness. In the US consumer market, we currently offer our FDA cleared Compex muscle stimulation products and some distributed Slendertone products.
U.S. MEDICAL DIVISION — REHABILICARE
Our U.S. medical device operations continue to represent the largest component of our business, generating $60.0 million or 62% of our net revenue in fiscal year 2005. Rehabilicare’s medical devices consist of hand-held, portable, battery-powered electrical stimulators, which are connected by wires to electrodes placed on the skin to deliver electrical current using different modalities for pain management, rehabilitation, and edema reduction.
U.S. Medical Devices
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
ProMax™ is our best selling, portable TENS device for the U.S. direct medical market. This digital unit incorporates a large display screen and programming parameters and features that can be customized for each patient. In addition, the ProMax includes two unique treatment options; the SMP mode which produces a unique cycle to reduce the body’s ability to build-up a tolerance to the pain management stimulation, and the SD mode which allows the user to cycle stimulation between deep nerves and superficial nerves, while maintaining output intensity to maximize pain relief and comfort.
Maxima® is our best selling, portable TENS device for the U.S. wholesale market. This digital unit is a full featured, high powered alternative to the low cost, off-shore TENS devices. The Maxima includes the unique SMP mode, although its output current is slightly less than the ProMax.
NuWave® is a TENS device specifically designed for low back pain. This clinically proven device uses a unique waveform to maximize pain relief while in use and it creates a tremendous ‘carry-over’ effect when the device is not in use. NuWave’s simple three-button design makes it easy to use. This product is beneficial to patients with post-laminectomy or peripheral neuralgic pain.

Staodyn Max2™ and Max2 Elite™ are a line of low cost analog TENS devices imported for sale by the wholesale division.
Interferential (IF) Stimulation Devices. Interferential offers similar pain management benefits as standard TENS devices, although IF devices enable treatment to be localized to the pain sight. In addition, IF devices create nearly 40 times more energy than do standard TENS devices. This medium frequency generates deeper penetration into tissue for more effective pain control and increases localized blood circulation to help decrease edema and increase range of motion. We distribute fewer IF devices than TENS devices, although the IF devices generate higher reimbursement revenues on a per unit basis. In the United States, we offer the following IF devices:
IF3Wave™ is our new hand-held, portable interferential device that includes NMES and PDC modalities. This combination device has a digital interface and includes palm pilot-like menu software for clinician and patient interaction. In addition, this device captures patient usage information and has remote site data downloading capabilities. Physicians can receive patient compliance reports to help them manage patient care paths. With three modalities in one device, physicians and physical therapists can rely on a single medical device for pain management, rehabilitation, and edema reduction.
IF II™ is a hand-held, portable, analog interferential device. Until the introduction of the IF3Wave, the IF II was the primary product we emphasized in the physician market. We expect to begin phasing out the IF II device during fiscal 2006.
Rehabilitation and Edema Reduction
We offer a wide variety of hand-held, portable electrical stimulation devices for rehabilitation. The modalities generally considered for rehabilitation and edema reduction, include neuromuscular electrical stimulation devices and pulsed direct current devices. Some devices incorporate multiple modalities, referred to as combination devices, to accommodate a patient’s needs through the rehabilitation cycle.
Neuromuscular Electrical Stimulation (NMES) Devices are designed to accelerate recovery and function in diseased or injured muscles. NMES effectively produces controlled muscle contractions, which assist in increasing the strength of muscle tissue and the range of motion of a joint. NMES is used both pre-operatively and postoperatively for muscle re-education, relaxation of muscle spasms and edema reduction. In the United States, our NMES devices include:
EMS+2™ is our best selling NMES device. It combines two modes; AC Mode and DC Mode. The AC Mode is typically selected when treating large muscles or large muscle groups for increasing or maintaining range of motion, re-educating muscles for increased function and prevention of disuse atrophy. Whereas, the DC mode either dilates or constricts the vessels, thereby controlling local blood flow to reduce edema and increase range of motion, thus reducing pain and muscle spasms. The EMS+2 is typically recommended for treatments following joint surgeries and nerve injuries, or for various vascular diseases.
Ortho DX™ is designed for pre-surgical and post-surgical rehabilitation. This patented device combines both the NMES and PDC modalities that can be used simultaneously during a treatment session. Patients benefit by minimizing swelling and pain while maximizing muscle rehabilitation, which can accelerate recovery time. In addition, range of motion, isometric, isotonic and functional exercises can be completed while using the device. The innovative Ortho DX device allows users to work harder with less pain, resulting in accelerated and better muscle rehabilitation.
NT2000™ combines two modalities, NMES and TENS, to increase muscle strength, prevent disuse atrophy and reduce chronic or acute pain. We acquired the U.S. distribution rights for this product from BMR Neurotech, Inc. The NT2000 offers ten preset programs, with the capability of customizing two programs. The device has a compliance monitor that provides physicians with patient usage information that can be used to improve management of patient care paths.
Pulsed Direct Current (PDC) Devices. PDC devices reduce swelling, influence local blood circulation and increase range of motion. PDC is typically used postoperatively and for traumatic injuries. In the United States, our PDC devices include:
GV II™ is a high voltage device used primarily to increase blood flow and reduce edema following trauma due to surgery or injuries, including sprains and strains. This device may also be used to reduce muscle spasm, trigger point therapy and pain control.
SPORTX® is a versatile, dual purpose device that is particularly popular with orthopedic surgeons, physical therapists and athletic trainers for professional, collegiate, and other organized athletic teams. The SporTX features both PDC and TENS modalities. These help reduce swelling and stiffness to improve range of motion, while increasing circulation to bring nutrient-rich blood to the injured area to accelerate the natural healing process. In addition, the device can reduce chronic and acute pain.
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
Accessories and Supplies
In the United States, we sell various medical device accessories and supplies, including self-adhesive, reusable, and disposable electrodes, lead wires, batteries, and AC power packs. We purchase all of our accessories and supplies from outside vendors.
Distribution and Billing
We distribute our medical devices in the United States both on a direct basis to healthcare providers and their patients and on a wholesale basis to home healthcare dealers. We focus on direct rather than dealer sales and have a sales network of employee and independent sales representatives to consign and sell our products. In the United States, our sales force has approximately 137 sales and support personnel in the field calling on about 4,100 active accounts, including physical and occupational therapists, orthopedic surgeons, pain specialists, anesthesiologists, physiatrists, sports medicine physicians, and other healthcare providers. In addition, we sell certain medical products on a nonexclusive basis to home healthcare and durable medical equipment dealers, which amounted to approximately 5% of our revenue in fiscal year 2005.
For our direct rentals and sales of medical products in the United States, we make consignment inventory available at treating clinics and other dispensing locations. When a treating clinician or physician determines that a specific device is beneficial to a patient, a physician’s prescription is obtained, and the patient is trained in the use of the device. The product is then taken home by the patient for in-home therapy. At the same time, the medical professional submits medical documentation to us and we file a claim on behalf of the patient to their insurance company or other third party payor. For rentals, the patient returns the device to us in a prepaid mailer after the treatment period expires. If a product is to be used by a patient for a long term basis quite often an insurance company will purchase the product, rather than rent it. To conduct business in this manner, we maintain a significant balance of inventory at clinics and provide telephone support (without charge) to patients in use of the product.
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
In most cases, the rental or purchase price for our medical products in the United States is paid by an insurance company, health maintenance organization, or a governmental agency under Medicare, Medicaid, workers compensation or other programs. These third party reimbursement agencies pay for the use of our products only after receipt of documentation that they consider adequate and often subject to specific reimbursement guidelines and limitations. We discuss some of these limitations under the caption “Reimbursement” below. Because the payments from these reimbursement agencies require submission, and often resubmission, of documentation, justification based on prescription of the necessity of the product, and often negotiation with the reimbursement entity, payment for sale or rental of our medical products normally takes between 60 and 120 days. Accordingly, we maintain a large balance of accounts receivable and must carefully estimate the portion of those receivables that are collectible.
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
Reimbursement
Governmental and other efforts to reduce healthcare spending have affected, and will continue to affect, our operating results. The cost of a significant portion of medical care in the United States is funded by government and private insurance programs, such as Medicare, Medicaid, health maintenance organizations, and private insurers, including Blue Cross/Blue Shield plans. Government imposed limits on reimbursement of hospitals and other healthcare providers have significantly reduced their spending budgets. Under certain government insurance programs, a healthcare provider is reimbursed a fixed sum for services rendered in treating a patient, regardless of the actual charge for such treatment. Private and third party reimbursement plans are also developing increasingly sophisticated methods of controlling healthcare costs through redesign of benefits and exploration of more cost-effective methods of delivering healthcare. A number of private reimbursement agencies and industry groups have formed purchasing groups that negotiate favorable rates for the products they or their patients purchase or rent. In general, these government and private cost-containment measures have caused healthcare providers to be more selective in the purchase of medical products.
Under most third party reimbursement plans, the coverage of an item or service and the amount of payment that will be made are separate decisions. Efforts to reduce or control healthcare spending are likely to limit both the coverage of certain medical devices, especially newly approved products, and the amount of payment that will be allowed. Restrictions on coverage and payment of our products by third party payors could have an adverse impact on our operations. We attempt to establish relationships with such payors to assure coverage of our products and make the timing and extent of reimbursement more predictable.

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
In addition to establishing the rates of reimbursement, CMS and the agencies that administer Medicare reimbursement require compliance with a detailed set of regulations and forms as a prerequisite to reimbursement. Failure, or alleged failure, to comply with these regulations can result in administrative action and civil action under the federal False Claims Act and similar “whistleblower” statutes. When an entity is determined to have violated the False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals (known as “relators” or, more commonly, as “whistleblowers”) may share in any amounts paid by the entity to the government in fines or settlement. In addition, certain states have enacted laws modeled after the federal False Claims Act. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines or be excluded from the Medicare, Medicaid or other federal or state healthcare programs as a result of an investigation arising out of such action. We were the subject of a whistleblower suit in 1999 that we settled with the United States Government by payment of $1,588,510. As part of this settlement, we also entered into a five-year corporate integrity agreement with the Office of the Inspector General. The last four corporate integrity agreement audits performed by an independent review organization have yielded positive findings and minimal internal procedure revisions. It is a health care provider’s responsibility to formulate policies, procedures, and practices that are tailored to its own operations and demands, and that are comprehensive enough to ensure compliance with all applicable Federal health care program requirements.
SPECTRABRACE, LTD.
In June, 2005, we acquired all of the capital stock of SpectraBrace, Ltd. SpectraBrace headquarters are located in Louisville, Kentucky. SpectraBrace will broaden our distribution and product sales to the orthopedic market. SpectraBrace generated approximately $4.0 million in sales in calendar 2004. The SpectraBrace business model operates offices within orthopedic practices, which are Medicare certified and staffed by certified athletic trainers. SpectraBrace is a full line supplier of durable medical equipment (DME) products, which are routinely prescribed by orthopedic surgeons. Currently, SpectraBrace operates 36 offices in 13 states. We believe SpectraBrace’s distribution model and product line complements our U.S. medical business’ third party billing operations and national insurance contracts.
EUROPEAN MEDICAL AND CONSUMER DIVISION — COMPEX EUROPE
We generated $31.8 million in revenue from our European operations during fiscal year 2005, as compared to $33.1 million in 2004 and $26.5 in 2003. Because the regulatory requirements and the markets differ substantially from the regulatory requirements and markets in the United States, we sell a completely different line of medical, sport, fitness, health and wellness products over-the-counter using the Compex brand name in Europe. In general, our European product range is slightly larger and our products are more full-featured to provide a wide range of therapies, including sports training, fitness and wellness modes, as well as neuromuscular stimulation, TENS, and vascularization. We sell a broad line of products directly to sports and fitness enthusiasts for various muscle training applications and also sell several products primarily for medical applications. Whether the user is a professional or amateur athlete, a consumer interested in general fitness, or a healthcare professional delivering muscle therapy or pain management, our hand-held electrical stimulators allow users to customize the programs to maximize their performance and comfort. With the exception of the Compex Sport and Fitness Trainer, these products are not available for sale in the United States.
Although our products in Europe provide functions for many purposes, we group the products primarily on the basis of their target uses. We have programmed our devices to provide stimulation regimes designed to maximize their performance for each use. All of these products currently provide up to four channels of stimulation and vary primarily in the programming of the stimulation they provide, as well as their positioning and pricing in the marketplace.
Sports Products
These products are designed to assist the competitive athlete in increasing the maximum strength of a muscle, developing muscular volume, increasing the explosive strength of muscles or improving the capacity of muscle fibers to sustain effort over long periods of time. Growing out of our groundbreaking Compex Sport product, our current products designed principally for these functions include:
mi-Sport 500. Our first sport product to include our proprietary muscle intelligence (or mi) technology, the mi-Sport 500 includes the features of our Sport 400 for the needs of the professional athlete, as well as several additional massage and aesthetic shaping functions. Our muscle intelligence technology utilizes a patented sensor that analyzes, through the same electrodes as stimulation is provided, muscle conductivity and response both before and during use and adjusts stimulation frequency and strength to provide the maximum benefit to the user.
SPORT 400. The Sport 400 is targeted for the professional athlete or competitive amateur and offers programs for endurance, strength training, resistance, recovery, explosive strength, hypertrophy (muscle building), stretching, regeneration, and increased capillarization, as well as all of the analgesic functions of a traditional TENS device and the rehabilitation functions of a neuromuscular stimulator. This device is now being replaced by the Sport Elite.
Energy. The Energy is a newer product directed to the serious amateur athlete who requires many, but not all of the features of the Sport 400. It provides most of the endurance, resistance and recovery programs of the Sport 400 but provides more limited selections for body building and similar programs designed for professional athletes.
Fitness Products
Products in this category have been programmed to restore, improve or maintain a good physical condition. They are intended to stimulate the muscle training required for different kinds of physical exercises. Products in this category include:
mi-Fitness Trainer. The mi-Fitness Trainer is our most full-featured fitness product, incorporating our patented muscle intelligence technology with programs designed to maximize performance in jogging, stepping, cross training and other fitness training regimens and provides programs for massage, body shaping and other aesthetics.

Top Fitness. The Top Fitness includes many of the features of the mi-Fitness Trainer but without our muscle intelligence technology and has more limited functionality. This device is now being replaced by the Full Fitness using the Energy platform.
Fitness Tens. Based again on our basic Compex Sport Model, but programmed to enhance fitness regimes, the Fitness Tens is an entry level product for fitness training with limited pain management features.
Wellness Products
A new category for Compex SA, our products in this category are designed to both improve body aesthetics (shape, tone, appearance) and provide an improved feeling of well-being and fitness. These products are targeted primarily to non-athletic markets for physiological appearance and aesthetics. Products in this category include:
Body. The Compex Body is our newest wellness product and features a sleek attractive design, easy to read browser screens and clear instructions. It is an extremely user-friendly device that continues to achieve excellent results through 197 fitness and wellness programs.
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
Compex 2. Our most full featured and flexible product, the Compex 2 comes equipped with a programming card that can be used to provide a range of treatment that includes neuromuscular rehabilitation, TENS pain management, vascularization through IF, denervation, iontophoresis, or incontinence treatment, as well as sport and fitness functions. It includes two biofeedback monitors to allow the patient to maximize treatments. Iontophoresis involves the use of mild electrical stimulation to deliver medication (usually a local anesthesia) through an electrode into tissue. Iontophoresis is noninvasive and does not require the use of a needle or ingestion of medication. In Europe, our Compex 2 and our Micro+ Compex allow effective and safe iontophoresis treatments.
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
Until June 2005, we also offered, through a separate distribution arrangement with Bio-Medical Research Limited (BMR), the same Slendertone products in Europe that we offered in the United States. Because we did not meet our sales goals with these products in Europe, or the sales goals set for us by BMR, we ceased distributing these products in Europe in June 2005.
Accessories and Supplies
In Europe, we sell various medical device accessories and supplies, including self-adhesive, reusable, and disposable electrodes, lead wires, batteries, and AC power packs. We purchase all of our accessories and supplies from outside vendors.
Distribution and Marketing
In Europe, we market our consumer products through demonstrations at sport shops, attendance and demonstrations at major athletic events and through product endorsements by Olympic and other top athletes and teams. Over 60 athletes have endorsed our products in Europe. We intend, during fiscal year 2006, to commence television marketing of our products in selected jurisdictions to combat competition from lower cost products that have entered those markets.
Our consumer products are sold in Europe principally through employee and independent sales representatives to sporting goods stores, specialty shops, pharmacies, and chain stores. Our consumer products are, in general, purchased by retailers and distributors, and we normally receive payment promptly, without any obligation to refund or return the purchase price.
Our consumer business in Europe has been cyclical, with the largest volume of sales occurring in late Fall and in Spring and with seasonally low sales occurring during the traditional vacation months of July and August of each year. Our consumer business, which depends to a large extent on the amount of discretionary income available to retail consumers, is also impacted by economic conditions and our European sales have been negatively impacted by the economic downturn during the past several years. Further, during the past two years our European sales have been negatively impacted by television marketing of lower priced and lower featured two channel fitness products (as compared to our four channel products).
We market our professional products primarily to medical professionals and physical trainers in Europe. In this segment they do require a physician prescription in Europe and a medical referral is normally required for third party reimbursement. We market our professional line of products for medical applications primarily in Switzerland, Italy, France, Belgium and Germany.
U.S. CONSUMER DIVISION – COMPEX U.S.
In fiscal year 2004, the first full year during which we sold any consumer products in the United States, we generated a total of $0.8 million of revenue from consumer product sales. Through focused cable television infomercials, and the addition of several retail chains that carry our Slendertone products, we increased sales of our consumer products in the United States during the 2005 fiscal year to $4.2 million.

Because of extensive FDA regulation, the market for electrical-stimulation products sold over-the-counter for consumer applications in the United States is in the development stage. We believe that we will be required to continue to apply significant resources prior to achieving material revenue from these product lines.
Fitness and Wellness Products
In fiscal year 2005, we continued to expand the market for Slendertone® electrical stimulation products under a distribution arrangement with Bio-Medical Research Limited, an Irish company. The Slendertone products include:
Slendertone Flex®. The Slendertone Flex® is a neoprene abdominal belt that targets groups of abdominal muscles which are difficult to tone with conventional exercise. It is an easy to use product consisting of a flexible belt with an integrated, battery powered stimulation unit and positioned electrodes. The FLEX has built-in memory and intelligent control that automatically increases exercise levels through 4 programs with up to 99 intensity levels.
Slendertone GymBody®. The Slendertone GymBody® is similar to the Flex, but with a more limited number of programs (2) and intensity ranges (3).
The Slendertone Bottom & Thigh®. The Slendertone Bottom & Thigh or Slendertone Shorts is a pair of flexible neoprene shorts with an integrated stimulation unit and placed electrodes that tones and tightens muscles in the buttocks and thighs. Like the Flex, it provides exercise levels through 4 programs with up to 99 intensity levels.
During 2005, we continued to implement the launch strategy for our U.S. consumer product business, which involves multiple channels of distribution: infomercial based direct sales, web-based, and traditional retail outlets. Beginning in February of 2005, we began a more focused promotion of Slendertone products on HSN as well as a number of regional cable networks through short infomercials. We also began selling these products through stocking arrangements with several retail chains, including General Nutrition Centers (GNC), in fiscal year 2005 and we will start selling, early in fiscal year 2006, through Dunham’s Sports and Academy Sports & Outdoors. The infomercial features celebrities with which we signed endorsement contracts during fiscal year 2004, most notably Sarah Ferguson, Duchess of York for the Slendertone products. The infomercial test generated solid results and we plan to expand the advertising campaign during fiscal year 2006. We continue to grow Slendertone products sales with frequent appearances on HSN (Home Shopping Network) and distribution at retail outlets such as GNC and other sporting goods retailers. In fiscal year 2006, we expect to generate significantly more sales of Slendertone belts as we continue to rollout our multi-channel distribution strategy.
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
Sports Products
The Compex Sport was cleared for sale over-the-counter to enhance muscle endurance, muscle resistance, muscle strength, explosive muscle strength, muscle potentiation (or “velocity”), and muscle recovery in the United States as a consumer product in April 2002. We continued to actively market this product. During fiscal year 2005, we leveraged relationships with a number of independent sales groups to market and sell the Compex Sport to specialty sport stores, such as bike shops, running stores, and body building stores. We developed relationships with major professional sports teams and several universities to support our marketing efforts as we continue to expand the channels of distribution. We developed “micro-teams” to provide customer and sales support at retail and professional events, such as bicycle races, and triathlons. In fiscal year 2006, we will continue to focus on direct sales of the current devices and potential new devices that meet the various needs of consumers. In fiscal year 2005, Compex Sport did not contribute significantly to revenues in our U.S. consumer division.
Research and Development
Consistent with our business strategy of continuing to develop innovative brand name products and improving the quality, cost and delivery of products, we maintain a research and development department in Europe which engages in product development and the search for new applications. In the U.S., we also maintain a development staff focused on continuing engineering for our pain management and rehabilitation products. In Europe, our research and development staff focuses on introducing new technology for the existing Compex products that improve performance and enhance comfort and on developing new products that expand the treatment modalities. Expenditures for research and development activities totaled approximately $2.5 million in 2005, $2.6 million in 2004 and $2.1 million in 2003 and were expensed as a part of operating expenses in the year incurred.
Competition
Medical Devices
The electrical stimulation device market for pain management, rehabilitation, and edema reduction in both the United States and Europe is relatively mature. Our devices compete in these markets primarily on the basis of breadth of features, flexibility, portability and cost. Although there are many companies that currently manufacture and distribute medical devices, we believe there are only two primary competitors. For sales through dealers, as opposed to direct sales, there is also substantial and increasing competition from distributors of low cost pain management and rehabilitation devices. We compete in these markets primarily on the basis of the variety and quality of our product offerings, marketing and distribution presence and service. The electrotherapy market for modalities other than TENS and NMES, such as interferential current, and pulsed direct current, is more fragmented and more difficult to define. We believe that our ability to offer all of these modalities is in contrast to the focus of our competitors. We further believe that there are no dominant competitors for these other modalities and that the variety of modalities we offer, together with the distinctive features of our products, allow us to compete favorably in this market.
Consumer
The consumer markets for sport and fitness, and health and wellness electrical stimulation products are less developed and our products are, in many instances, the first products for these uses. Although our consumer products are well known in six European countries and two models were recently introduced into the United States, we expect new market entrants if we become more successful. Most of our competitors in Europe tend to be smaller companies and the degree of competition varies considerably by each individual country. Nevertheless, our consumer products have been subject to increasing competition on the basis of price in a number of countries in Europe, and particularly in Italy where a competitor has been successful in making substantial sales of a less expensive, and less full-featured product, through a television campaign. We compete in part by continually enhancing our products to offer new features and by reducing cost on older products. We believe that our products also compete favorably on the basis of the quality, technology, breadth, and the pricing of our product line, as well as our first-to-market advantage in the U.S.
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
The medical devices and consumer products that we manufacture or that are manufactured on our behalf involve electromechanical assemblies and proprietary electronic circuitry. Most of the raw materials and manufactured components used in our products are available from a number of different suppliers. We maintain multiple sources of supply for most significant items and believe that alternative sources could be developed, if required, for present single supply sources without a material disruption of our operations. We are dependent on the manufacturers of the products we distribute, including our iontophoresis products, Slendertone® products, traction devices, and bracing products for supply and delivery.
Patents and Trademarks
Our patent strategy is to pursue patent protection on the unique features of our new products. We believe that patent protection does offer a competitive advantage in the marketplace as we begin to introduce products that combine various modalities and new technologies to improve user interface. During the past few fiscal years, we have submitted several patent applications for approval, which remain pending. One of the companies that we acquired maintained a more aggressive approach to patent protection and the majority of its products are covered by more than 25 U.S. and Canadian patents. In addition to patent protection, we rely on trade secrets, know-how and continuing technological innovation to enhance our competitive position. We do, however, maintain trademark registration for all of our branded product names.
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

If a new medical device or consumer product that is a Class I or Class II device is substantially equivalent to a device that was in commercial distribution before 1976 and has been continuously marketed since 1976, pre-market approval requirements are satisfied through a 510(k) pre-market notification submission under which the applicant provides product information supporting its claim of substantial equivalence. This regulatory review typically takes from three to twelve months. Because TENS and NMES devices were marketed prior to 1976, all design enhancements since 1976 requiring regulatory approval have been marketed under this less burdensome form of FDA procedure. Further, the electrical stimulation products designed for fitness and toning that we market in the United States for consumer applications, which are based on the same technology as NMES devices, are also being marketed on the basis of 510(k) pre-market notifications. We will be required to complete the regulatory review process of additional 510(k) submissions we have made for other products that we intend to market over-the-counter. If we are not able to successfully complete this process, the products may be limited to sale on physician prescription.
As a manufacturer of medical devices, we are also subject to regulation by the FDA of our design and manufacturing processes and facilities under the FDA’s Quality System Regulation (QSR) requirements (Good Manufacturing Practice) and other similar regulations. These regulations require that we design and manufacture our products and maintain documents in a prescribed manner with respect to design, manufacturing, testing and control activities. We believe that our procedures substantially conform to the requirements of the FDA regulations.
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
Medicare and many insurance programs are requiring their contracted providers to maintain full accreditation by accrediting organizations. Accreditation requires DME companies to establish performance standards for healthcare organizations that center around patient care. SpectraBrace is nationally accredited by the Accreditation Commission of Health Care (ACHC). In fiscal year 2006, Rehabilicare will undertake an initiative to become fully certified.
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

Employees
We had approximately 553 employees as of June 30, 2005. This includes 442 employees in the U.S., primarily in New Brighton and Tampa, and 111 employees in Europe, primarily in Switzerland, Italy, France, Spain and Germany.
Our employees are not represented by any collective bargaining organization and we have never experienced a work stoppage. We believe that our relations with employees generally have been good.
Item 2. Properties
Our corporate headquarters are located in a 30,000 square foot facility that we own in New Brighton, Minnesota, a suburb of St. Paul, Minnesota. This facility houses all of our corporate activities including administration, finance, sales and marketing, research and development, and manufacturing.
Because of space constraints and a new wholesale contract that could generate the need for more warehouse capacity we leased an additional 22,500 square foot warehouse facility near our corporate headquarters in July 2005 for a term of 18 months. We also rent up to 3,000 square feet of additional warehouse space, on an as needed basis, in Eagan, Minnesota to accommodate customs warehousing for imported goods.
We lease 26,000 square feet of office space in Tampa, Florida under a lease expiring in 2012 for our direct sales, customer service, patient support, and billing and collection activities. In May 2005, we added 6,700 square feet of office space to this lease.
We currently lease five facilities in Europe that total approximately 20,000 square feet of leased space. These leases range in duration from one to three years and are all renewable.
We do not believe that we will be required to add additional leasehold based on currently planned operations during the 2006 fiscal year. We believe that additional leasehold space is currently readily available in all jurisdictions at favorable rates.
Item 3. Legal Proceedings.
In late January 2001, we were served with documents in connection with a product liability case brought in the California Superior Court for Solano County. Through various proceedings, the original complaint in this case was dismissed, without prejudice to re-file. The plaintiff filed a new complaint in the same court in the Fall of 2004 and the case is now proceeding to discovery.
From time to time, we have also been a party to other claims, legal actions and complaints arising in the ordinary course of our business. We do not believe that the resolution of such matters has had or will have a material impact on our results of operations or financial position.
Item 4. Submission of Matters to a Vote of Security Holders.
There were no matters submitted to a vote of our shareholders during the quarter ended June 30, 2005.

PART II
Item 5. Market for Common Equity and Related Stockholder Matters.
Our shares are traded on the NASDAQ Stock Market under the symbol “CMPX.” The table below sets forth the high and low closing sale prices of our common stock for the periods indicated, as quoted by NASDAQ:

	High	Low
Fiscal year ended June 30, 2004
First Quarter	$8.250	$4.680
Second Quarter	12.000	7.600
Third Quarter	10.100	7.550
Fourth Quarter	9.200	5.030

	High	Low
Fiscal year ended June 30, 2005
First Quarter	$6.180	$4.830
Second Quarter	5.750	4.460
Third Quarter	5.290	4.200
Fourth Quarter	5.230	3.150
The last sale price reported by NASDAQ on September 6, 2005 was $3.70 per share. As of September 9, 2005, there were approximately 807 shareholders of record (not including beneficial holders) and we estimate there were approximately 3,822 beneficial holders.
We have never declared or paid a cash dividend on our common stock. We presently intend to retain all earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.
Item 6. Selected Financial Data.

	For the Years Ended June 30,
	2001	2002	2003	2004	2005
Operating results —
Revenue	$62,957,415	$72,506,677	$75,459,916	$85,960,663	$96,074,039
Gross profit	43,245,085	48,972,916	52,881,653	57,524,983	65,129,497
Net income	3,319,989	4,942,010	4,961,555	3,050,367	2,551,281

Per diluted common share —
Net income	$0.31	$0.44	$0.45	$0.24	$0.20

Financial data/other
Cash	$759,611	$2,086,650	$5,056,007	$3,198,832	$3,044,158
Working capital	22,391,874	25,777,799	26,578,403	37,483,078	38,558,620
Total assets	51,495,871	57,477,736	65,652,307	76,209,396	89,318,591
Shareholders’ equity	28,459,216	35,281,190	41,544,644	56,331,035	58,319,213
Long-term obligations	10,433,542	6,455,209	1,217,268	2,436,200	4,127,019

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
We discuss the factors that significantly affected our financial results and our financial condition in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For a more complete understanding of these factors, you should also review our consolidated balance sheets at June 30, 2004 and June 30, 2005, our consolidated statements of operations, statements of shareholders’ equity and statement of cash flows for the three years ended June 30, 2005, and the notes to those financial statements. These financial statements and the report of Ernst & Young LLP on our financial statements are included in Item 8 of this Form 10-K.
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
Revenue Recognition and Provisions for Credit Allowances and Returns. We derive revenue in the United States from medical products and accessories (United States Medical) sales and rentals directly to patients and durable medical equipment dealers. We also derive revenue in the United States from the sales of consumer products (United States Consumer) to distributors and directly to consumers. In certain non-domestic markets (International), we derive revenue primarily from the sales of consumer products to distributors and dealers.
United States Medical. The direct medical division involves providing products to patients for rent or purchase, the sale of accessories to patients for the ongoing use of such products and billing of the patient’s insurance provider for the products and accessories. The wholesale medical division involves the sale of devices and medical supplies primarily to clinics and medical equipment distributors. We recognize revenue in accordance with Staff Accounting Bulletin (SAB) No. 101, as amended by SAB No. 104, when each of the following four conditions are met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured. Accordingly, we recognize direct medical revenue, both rental and purchase, when products have been dispensed to the patient and the patient’s insurance has been verified. For medical products that are sold from inventories consigned at clinic locations, we recognize revenue when we receive notice that the product has been prescribed and dispensed to the patient and the insurance has been verified or preauthorization has been obtained from the insurance company, when required. We recognize wholesale medical revenue when we ship our products to our wholesale customers. Revenue from the rental of products to patients, which accounted for approximately 16% in fiscal 2005 and 17% of our United States Medical revenue is recognized ratably based on the number of days remaining in the month. Products on rental contracts are placed in fixed assets and depreciated over their estimated useful life. All revenue is recognized net of estimated sales allowances and returns.
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
United States Consumer. The United States consumer products division involves the sales of products to distributors, sport shops and direct sales to consumers. Revenue is primarily recognized at the time of shipment to distributors, sport shops and direct sales to consumers. A portion of our inventory is out on consignment with certain distributors and the revenue is not recognized until the distributor sells the product to a consumer. All revenue is recognized net of estimated sales allowances and returns. Because consumer products are sold with a 30-day, money back guarantee, we have established reserves to account for sales allowances and product returns in this division by estimating the amount of the revenue reduction based upon the impact of new contract terms or modifications of existing arrangements with distributors and upon our historical experience.
International. The international products division involves the sales to sports shops, retail shops and healthcare providers. Revenue is recognized at the time of shipment to dealers, distributors, sport shops and healthcare providers, direct sales to consumers or upon notification from a healthcare provider that equipment has been prescribed and provided to a patient and approved by the patient or his/her insurance provider. All revenue is recognized net of estimated sales allowances and product returns. As in our U.S. consumer division, we have established reserves for sales allowances, product returns and rental credits in this division by estimating the amount of the revenue reduction based upon historical experience and we consider the impact of new contract terms or modifications of existing arrangements with distributors.
Reserve for Uncollectible Accounts Receivable. Managing our accounts receivable, particularly in our U.S. medical division, represents one of our biggest business challenges. The process of determining what products will be reimbursed by third party payors and the amounts that they will reimburse is very complex and the reimbursement environment is constantly changing. We maintain a reserve for uncollectible receivables and provide for additions to the reserve to account for the risk of nonpayment. We set the amount of the reserve, and adjust the reserve at the end of each reporting period, based on a number of factors, including historical rates of collection, and with respect to our U.S. medical division, trends in the historical rates of collection and current relationships and experience with insurance companies or other third party payors. If the rates of collection of past-due receivables recorded for previous fiscal periods changes, or if there is a trend in the rates of collection on those receivables, we may be required to change the rate at which we provide for additions to the reserve. Such a change, even though small in absolute terms, can significantly affect financial performance in current periods. A change in the rates of our collection can result from a number of factors, including turnover in personnel, changes in the reimbursement policies or practices of payors, or changes in industry rates of reimbursement. Further, the reserve may be affected by significant charge-offs if a related group of receivables become doubtful that were not previously anticipated to be doubtful. Accordingly, the provision for uncollectible accounts receivable recorded in the income statement has fluctuated and may continue to fluctuate significantly from quarter to quarter as such trends change.
Carrying Value of Inventory. The US direct medical division maintains a large balance of electrical stimulation devices on consignment at clinics and other healthcare providers that are not under our control. In the course of our business, some of this product is lost. Although we have the right in most cases to seek reimbursement for the lost product from our sales representatives or the healthcare providers, in some instances we forego that right in order to maintain favorable relationships. We maintain a reserve for the amount of consignment inventory that may be lost based on our experience as developed through periodic field audits. We cannot be certain that future rates of product loss will be consistent with our historical experience and we could be required to increase the rate at which we provide for such lost inventory, thus adversely affecting our operating results.
Carrying Value of Intangible Assets. We had a balance of intangible assets of approximately $18.3 million at June 30, 2005, most of which constituted goodwill and the value of acquired technology, from several acquisitions. We are required to charge-off the carrying value of identifiable intangibles and related goodwill to the extent it may not be recoverable. We assess the impairment of identifiable intangibles and related goodwill annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:
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
Income Taxes. We account for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized and measured using enacted tax rates in effect for the year in which the differences are expected to be recognized. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized. Realization of the deferred tax assets, net of deferred tax liabilities, is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgments that could become subject to examination by tax authorities in the ordinary course of business. We periodically assess the likelihood of adverse outcomes resulting from these examinations to determine the impact on our deferred taxes and income tax liabilities and the adequacy of our provision for income taxes. Changes in income tax legislation, statutory income tax rates, or future taxable income levels, among other things, could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.

Results of Operations
Our United States medical products division performed well during fiscal 2005, showing both increased revenue and profitability, offset slightly by pressure on margins because of a change in our product revenue mix. We also made progress in our United States consumer division revenues during the year by leveraging our celebrity endorsement contracts. However, we devoted considerable resources to market our Slendertone and Compex Sport product lines. Nevertheless, because it has taken us longer than anticipated to commence this marketing process, our revenues from the United States consumer division were below our expectations for fiscal 2005. Without giving effect to exchange rates, our European operations did not perform to our expectations during fiscal 2005, reflecting both a very poor economic environment for consumer goods in Europe, competitive pressure in our largest market, Italy, and continued difficulty in managing operations in several geographies. Overall, these factors contributed to growing revenue, but decreased overall profitability.
The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:
     Results of Operation

	Year Ended June 30,
	2003	2004	2005
Net sales and rental revenue	100.0%	100.0%	100.0%
Cost of sales and rentals	29.9	33.1	32.2

Gross profit	70.1	66.9	67.8

Operating expenses
Selling and marketing	39.7	41.6	43.2
General and administrative	16.2	16.5	17.1
Research and development	2.8	3.0	2.6

Total operating expenses	58.7	61.1	62.9

Income from operations	11.4	5.8	4.9
Other expense, net	0.4	0.5	0.4
Income tax provision	4.4	1.8	1.8

Net Income	6.6%	3.5%	2.7%

Comparison of Year Ended June 30, 2005 to Year Ended June 30, 2004
Our revenue increased by 12% to $96.1 million during fiscal 2005 from $86.0 million during fiscal 2004. Revenue from our U.S. medical division and our U.S. consumer division accounted for a 13% increase. This was slightly offset by a 1% decrease in our international division.
Revenue from our U.S. medical division for fiscal 2005 was $60 million, up 15% from the $52 million for fiscal 2004. On a sequential basis, U.S. medical revenue increased 17% versus the fiscal third quarter and increased 32% over the comparable fourth quarter of 2004. This increase is primarily due to an increase in sales and rentals of medical devices, reflecting our ongoing expansion of our direct selling efforts to the physician markets and an increase in our wholesale medical business. The revenue growth was attained despite a continued shift in our revenue mix from the higher reimbursement workers’ compensation/personal injury segment to the group contract insurance segment. This is a result of the change in our selling model and also increases the credit reserve percentage that we record. We monitor the reserve balances on an ongoing basis and make adjustments to the reserve based primarily on collection history. We continued to expand our direct medical sales and rental business through the acquisition of SpectraBrace, Ltd. in June 2005. This acquisition did not have a significant impact on our revenue for the period, but we anticipate that it will contribute to increasing sales in fiscal 2006.

Our U.S. consumer division recorded revenue of $4.2 million for fiscal 2005. This represents an increase of $3.4 million, or 437%, over fiscal 2004 revenue of $0.8 million. Our increased revenues have been driven through our infomercial and our current agreements with the Home Shopping Network (HSN) and General Nutrition Centers (GNC). We started selling through several retail chains, Dunham’s Sports and Academy Sports and Outdoors, in early fiscal 2006 and anticipate that these sales together with a broader exposure through infomercials, will contribute to further revenue growth in our U.S. consumer division during fiscal 2006.
Our international division recorded revenue of $31.8 million for fiscal 2005. This represents a 4% decrease from the $33.1 million in revenue recorded for fiscal 2004. Sales of our Compex line of products accounted for a 9% decrease. This decrease was partially offset by a 5% favorable impact of exchange rates and a slight increase in Slendertone revenue over fiscal 2004. The number of Compex unit sales was down slightly when compared to prior year amounts, however, the mix of our Compex line of products sold during fiscal 2005 shifted toward our lower-priced models. During the fourth quarter of fiscal 2004, we introduced the “Energy” line of products targeted at the health and wellness markets, an entirely new market opportunity for us. The price points for this market are below our higher priced models for competitive athletes. We stopped distributing the Slendertone line of products in Europe during June 2005 and will recognize minimal revenue from those products in Europe during 2006. We nevertheless are taking measures to improve results from our European operations and have plans to more actively promote our lower priced products in select markets through broadcast media advertising.
Our gross profit was $65.1 million or 67.8% of revenue during fiscal 2005. This compares to gross profit of $57.5 million or 66.9% of revenue in fiscal 2004. The increase in gross margin percentage is primarily due to the significant increase in our U.S. medical division and the higher gross margins associated with our pain management products, rehabilitation products, and accessories and supplies. The overall margins are negatively influenced by the continued shift in our domestic medical division from the higher reimbursement categories, such as the workers’ compensation segment, to the group contract insurance segments. Additionally, a change in our overall revenue mix toward more U.S. consumer products, as a percentage of our overall revenues, which carry a lower gross margin than our U.S. medical division, partially offset the increase. Cost of sales and gross profit for fiscal 2004 also reflect the sale of inventory that was acquired in the Filsport acquisition which, because Filsport was a distributor, has a higher cost than inventory we have manufactured and sold through Filsport after this acquired inventory was sold. All of the inventory that was acquired as a part of the Filsport acquisition was sold in 2004. We anticipate gross profit to stabilize in the mid-60% range as our domestic consumer division becomes a greater percentage of our revenue and as we enter the health and wellness markets in Europe.
For fiscal 2005, our selling and marketing expenses increased 16% to $41.5 million or 43.2% of revenue, from $35.8 million or 41.6% of revenue for fiscal 2004. Our U.S. medical division’s selling expenses increased as we have increased our number of direct sales representatives and field support employees to 91 as of June 30, 2005 as compared to 69 on June 30, 2004. This reflects our commitment to invest in our U.S. medical direct sales team and to our physician selling strategy. For fiscal 2005, selling and marketing expenses associated with the introduction of the Compex and Slendertone products in the U.S. totaled approximately $6.8 million, an increase of $3.0 million over fiscal 2004. Selling and marketing expenditures in our international division were slightly lower than in fiscal 2004 when compared on a Euro to Euro basis. This was entirely offset by the negative impact from exchange rates on expenses. We will continue to devote substantial resources to marketing our consumer products during fiscal 2006 and currently expect to increase our promotion and advertising expenditures for our consumer line of products as these require a continuous marketing push.
General and administrative expenses for fiscal 2005 increased 16% to $16.4 million, or 17.1% of revenue, up from $14.2 million, or 16.5% of revenue for fiscal 2004. Costs in both our corporate and international offices for additional personnel and consulting fees associated with our Sarbanes-Oxley compliance contributed to the increase. General and administrative expenses for fiscal 2005 were also impacted by approximately $550,000 in charges related to personnel reductions in our international division. The unfavorable impact of foreign currency exchange in fiscal 2005 contributed 4% of the increase over fiscal 2004.
Our research and development expenses decreased to $2.5 million, or 2.6% of revenue, in fiscal 2005, from $2.6 million, or 3.0% of revenue in fiscal 2004. As we continue to pursue new complementary products, we anticipate R&D spending will increase slightly in absolute terms, but will decrease as a percentage of revenue. We are continuing to develop products for our U.S. medical, U.S. consumer and our international business segments.
Interest expense decreased 10% to $468,000 in fiscal 2005 from $518,000 in fiscal 2004. Absent any additional acquisitions, we anticipate we will still need a higher level of working capital to support both our U.S. consumer and international division’s promotional and advertising expenses, which will result in higher interest expense in fiscal 2006 when compared to fiscal 2005.

The provision for income taxes was 40% and 33% for fiscal years 2005 and 2004, respectively. During fiscal 2005, we recognized a reduction in income tax expense of $1.2 million due to the reversal of previously recorded tax contingencies. These contingencies relate to potential U.S. taxation of certain international profits. Due to changes in facts and circumstances, the Company no longer believes these tax contingencies to be probable and has therefore reversed the remaining reserve balance. During fiscal 2004, we recognized a reduction in income tax expense of $434,000 as the result of the resolution of various outstanding tax issues because the statute for the tax year for which these contingencies applied to had passed.
As a result of the above activity, our net income decreased to $2.6 million in fiscal 2005 from $3.1 million in fiscal 2004. Diluted earnings per share decreased to $0.20 for fiscal 2005 from $0.24 for fiscal 2004.
Comparison of Year Ended June 30, 2004 to Year Ended June 30, 2003
Our revenue increased by 14% to $86.0 million during fiscal 2004 from $75.5 million during fiscal 2003. Increases in our domestic medical division and our consumer division in Europe, accounted for 8% of the increase with the remaining 6% of the increase a result of favorable exchange rates.
Revenue from our U.S. medical division for fiscal 2004 was $52.0 million, up 6% from the $49.1 million for fiscal 2003. Our medical sales division in the United States posted a revenue increase of 10% for fiscal 2004 as compared to fiscal 2003. This increase was primarily due to an increase in sales and rentals of medical devices, reflecting our ongoing expansion of our direct selling efforts to the physician markets. This was partially offset by a 4% increase in our sales credit reserve as compared to our reserve percentage in the comparable prior period. This increase in credit reserve reflects a shift in our revenue mix from the higher reimbursement workers’ compensation/personal injury segment to the group contract insurance segment. The company monitors the reserve balances quarterly and makes adjustments to the reserve as deemed necessary. We continued to expand our direct medical sales and rental business through the acquisition of BMR-Neurotech, which was included in our results of operations for fiscal 2004, but only partially included in fiscal 2003, as the acquisition occurred in mid-May 2003.
Our U.S. consumer division contributed approximately $0.8 million, or 1%, of the growth in fiscal 2004 over prior year. Sales of product in this division were insignificant in fiscal 2003. We began actively promoting the Slendertone line in October 2003, received favorable publicity in December 2003 and January 2004 in two fitness magazine articles, and obtained very favorable results from a sports study conducted at the University of Wisconsin — La Crosse in January 2004. During the third quarter of fiscal 2004, we entered into an endorsement contract with Sarah Ferguson, Duchess of York, whose assistance helped overcome the market image of these products.
Our European operations posted a revenue increase of 26% for fiscal 2004. Approximately 16% was generated by a favorable impact of exchange rates, reflecting the strength of the euro versus the dollar. The acquisition of Filsport in Italy accounted for 12% and revenue from the addition of Slendertone products contributed 6% to our European revenue increase. This increase was partially offset by a 6% decrease in sales of our Compex line of products. The actual number of Compex units sold was down 2% when compared to prior year unit sales. Additionally, the product mix shifted toward our newly introduced lower-priced models. During the fourth quarter of fiscal 2004, we introduced the “Energy” line of products targeted at the health and wellness markets, an entirely new market opportunity for us. The price points for this market are below our higher priced models for competitive athletes.
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

For fiscal 2004, our selling expenses increased 19% to $35.8 million or 41.6% of revenue, from $30.0 million or 39.7% of revenue for fiscal 2003. Selling expenses associated with the July 2003 acquisition of Filsport and the marketing expenses for our new consumer products both domestically and in Europe contributed significantly to the increases in 2004. In the United States, we also increased the number of our direct sales employees to 69 as of June 30, 2004 as compared to 50 on June 30, 2003. We finalized contracts with several individuals to endorse our products that required specific payments as part of these expenditures. Promotion and advertising expenses associated with the introduction of the Compex and Slendertone products in the U.S. and with Slendertone in Europe totaled approximately $4.4 million.
General and administrative expenses for fiscal 2004 totaled $14.2 million, or 16.5% of revenue, a 16% increase over the $12.2 million or 16.2% of revenue in fiscal 2003. This is primarily due to expenses in fiscal 2004 that we did not incur in fiscal 2003 in both the U.S. and international divisions as we worked to complete documentation of internal controls to meet the requirements of Sarbanes-Oxley. We started the process in the second fiscal quarter of 2004; although our timeline for compliance was deferred by one year to June 30, 2005.
Our research and development expenses increased to $2.6 million in fiscal 2004 from $2.1 million in fiscal 2003. R&D spending focused on complementary products, such as our IF3Wave medical device, our Energy and Body line of consumer products in Europe, and our Fitness Trainer model to be introduced in the domestic consumer market.
Interest expense increased 21% to $518,000 in fiscal 2004 from $428,000 in fiscal 2003. In July 2003, we incurred additional borrowings of approximately $3.8 million with a bank in Switzerland that we used to finance the acquisition of Filsport.
The provision for income taxes was 33% and 40% for fiscal years 2004 and 2003, respectively. During fiscal 2004, we recognized a reduction in income tax expense of $434,000 as the result of the resolution of various outstanding tax issues because the statute for the tax year for which these contingencies applied to had passed. The tax rate was lowered in the third quarter of fiscal 2003 from 42% to 40% after a review of the tax rates in several of our European tax jurisdictions.
As a result of the above activity, our net income decreased to $3.1 million in fiscal 2004 from $5.0 million in fiscal 2003. Diluted earnings per share decreased to $0.24 for fiscal 2004 from $0.45 for fiscal 2003.
Liquidity and Capital Resources
On June 23, 2005, we purchased all of the capital stock of SpectraBrace, Ltd., for $3.65 million, $350,000 of which was retained by us for six months to cover the indemnity obligations of the sellers. SprectraBrace, a physician office based durable medical equipment distributor specializing in the orthopedic market, is headquartered in Louisville, Kentucky. The acquisition was financed through a newly established term note. The excess of the purchase over the fair value of the underlying assets acquired of $2,158,978 has been preliminarily allocated to goodwill of $1,158,978 and $1,000,000 million of a separate customer relationship intangible, which will be amortized over 5 years. Any additional contingent consideration that is incurred as part of this acquisition will be allocated to goodwill. Pro forma information related to this acquisition is not included as the impact is not deemed to be material.
For the year ended June 30, 2005, our operating activities used cash of $1.0 million. The $4.2 million that we generated during the period through net income, after adjustment for non-cash depreciation and amortization, was offset by a $7.5 million increase in accounts receivable and a $1.9 million increase in inventories. The increase in receivables was primarily a result of increased revenue, the translation effect when converting our European receivables to U.S. dollars, and slower collections in Europe as a result of the slow economy. Our reserve for uncollectible receivables increased by approximately $1.6 million during the year ended June 30, 2005, but decreased as a percentage of total receivables from 38% at June 30, 2004 to 34% at June 30, 2005. The increase in inventory is primarily due to additional purchases of raw materials in anticipation of increased orders in our U.S. medical wholesale division. The increase in accounts payable and in accrued liabilities relates to year-end June 30, 2005 timing differences and the payment of estimated income taxes during the 2004 fiscal year.

We used $5.7 million in investing activities in fiscal 2005, including $3.3 million to fund the purchase of SpectraBrace, Ltd. and $2.4 million for net purchases of property and equipment, primarily clinical and rental equipment.
Our financing activities generated $7.8 million of cash during the year ended June 30, 2005. We amended our current credit facility and borrowed $3.3 million from our existing financial institution to fund the acquisition of SpectraBrace, Ltd. At June 30, 2005, a total of $7.5 million remains outstanding under the U.S. facility. We recently renegotiated our U.S. credit line up to a $15.0 million facility with a maturity date of June 30, 2008.
We will continue to invest in our U.S. consumer line of products over the next year as we develop our infomercial and as we promote our products to large retail chains. We feel the existing working capital facility will be sufficient for this requirement.
We engage several celebrities who endorse our consumer products to act as our spokespersons in promoting those products and we have agreed to pay them for use of their names and for their services in appearing in advertisements. We have contractual commitments under these agreements totaling approximately $570,000 for the year ending June 30, 2006.
The following table shows, as of June 30, 2005, these and other unconditional contract commitments we have entered into, as well as commitments we have under long-term debt and capital and operating leases.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long Term Debt	$5,719,600	$1,609,800	$2,509,800	$1,600,000	$—
Notes Payable	7,500,000	7,500,000	—	—	—
Capital Lease Obligation	23,712	5,472	10,944	7,296	—
Operating Leases	3,112,660	441,096	744,864	656,064	1,270,636
Celebrity Endorsements	566,667	566,667	—	—	—

Total Contractual Cash Obligations	$16,922,639	$10,123,035	$3,265,608	$2,263,360	$1,270,636

At August 31, 2005, we had approximately $6.6 million of unused borrowing capacity under our credit facilities. Historically, our cash generated from operations has been adequate to finance most of our operating activities and to finance debt and capital lease service, even with slightly increased investment in marketing for new business lines. Accordingly, we believe that cash flow from operations, with available borrowings under our credit facility, will be adequate to fund cash requirements for the current fiscal year and the foreseeable future. We may also apply cash to acquisitions during future periods.
Item 7a. Quantitative and Qualitative Disclosures About Market Risk
During the year ended June 30, 2005, our revenue originating outside the U.S. was 33% of total revenue, substantially all of which was denominated in the local functional currency. Currently, we do not employ currency hedging strategies to reduce the risks associated with the fluctuation of foreign currency exchange rates.
Our international division is subject to risks typical of an international division, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

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
Financial Statement Index

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Compex Technologies, Inc.
We have audited the accompanying consolidated balance sheets of Compex Technologies, Inc as of June 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compex Technologies, Inc. at June 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Compex Technologies Inc.’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2005 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
September 12, 2005

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30

	2004	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,198,832	$3,044,158
Receivables, less reserves of $17,665,865 and $19,250,165 at June 30, 2004 and 2005, respectively	28,802,468	37,268,582
Inventories
Raw materials	1,037,944	1,280,370
Work in process	10,765	417,090
Finished goods	11,941,708	13,656,012
Deferred tax assets	6,008,936	6,108,627
Prepaid expenses	3,646,300	3,217,406

Total current assets	54,646,953	64,992,245

Property, plant, and equipment, net	4,798,656	5,902,780
Goodwill, net	15,501,566	16,630,871
Other intangible assets, net	908,841	1,636,682
Deferred tax assets	224,679	13,396
Other assets	128,701	142,617

Total assets	$76,209,396	$89,318,591

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,268,910	$1,614,596
Notes payable	2,200,000	7,500,000
Accounts payable	5,678,181	7,421,609
Accrued liabilities —
Payroll	1,990,591	2,719,545
Commissions	917,068	1,073,365
Income taxes	1,731,444	1,368,679
Other	3,377,681	4,735,831

Total current liabilities	17,163,875	26,433,625

LONG-TERM LIABILITIES
Long-term debt	2,436,200	4,127,019
Deferred tax liabilities	278,286	438,734

Total liabilities	19,878,361	30,999,378

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value: 30,000,000 shares authorized; issued and outstanding 12,425,747 and 12,526,880 shares at June 30, 2004 and 2005, respectively	1,242,574	1,252,688
Preferred stock, no par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Additional paid in capital	32,887,912	33,440,966
Unearned compensation on restricted stock	(119,370)	(47,329)
Accumulated other non-owner changes in equity	2,340,916	1,142,604
Retained earnings	19,979,003	22,530,284

Total stockholders’ equity	56,331,035	58,319,213

Total liabilities and stockholders’ equity	$76,209,396	$89,318,591

The accompanying notes are an integral part of these financial statements.

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30

	2003	2004	2005
Net sales and rental revenue	$75,459,916	$85,960,663	$96,074,039
Cost of sales and rentals	22,578,263	28,435,680	30,944,542

Gross profit	52,881,653	57,524,983	65,129,497

Operating expenses:
Selling and marketing	29,969,004	35,763,300	41,548,556
General and administrative	12,201,022	14,197,056	16,440,874
Research and development	2,122,659	2,554,290	2,497,671

Total operating expenses	44,292,685	52,514,646	60,487,101

Income from operations	8,588,968	5,010,337	4,642,396

Other income (expense):
Interest expense	(428,467)	(517,717)	(467,948)
Other	109,054	84,747	81,948

Income before income taxes	8,269,555	4,577,367	4,256,396
Income tax provision	3,308,000	1,527,000	1,705,115

Net income	$4,961,555	$3,050,367	$2,551,281

Net income per common and common equivalent share
Basic	$0.45	$0.26	$0.20

Diluted	$0.45	$0.24	$0.20

Weighted average number of shares outstanding
Basic	10,951,808	11,804,768	12,472,204

Diluted	11,068,860	12,683,587	12,853,262

The accompanying notes are an integral part of these financial statements.

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30

				Unearned
				Compensation	Accumulated		Total
	Common Stock		Additional Paid-	on Restricted	Other Non-Owner	Retained	Stockholders'
	Shares	Amount	In Capital	Stock	Changes in Equity	Earnings	Equity
Balance, June 30, 2002	10,922,618	1,092,262	21,564,096	(77,813)	735,564	11,967,081	35,281,190

Net Income	—	—	—	—	—	4,961,555	4,961,555
Translation adjustments	—	—	—	—	1,134,619	—	1,134,619

Total comprehensive income	—	—	—	—	—	—	6,096,174
Exercise of stock options and related tax benefits	58,226	5,823	156,485	—	—	—	162,308
Common stock issued through Employee Stock Purchase Plan	5,125	512	20,397	—	—	—	20,909
Amortization of unearned compensation	—	—	—	(15,937)	—	—	(15,937)
Cancelled restricted stock	(37,500)	(3,750)	(90,000)	93,750	—	—	—

Balance, June 30, 2003	10,948,469	1,094,847	21,650,978	—	1,870,183	16,928,636	41,544,644

Net Income	—	—	—	—	—	3,050,367	3,050,367
Translation adjustments	—	—	—	—	470,733	—	470,733

Total comprehensive income	—	—	—	—	—	—	3,521,100
Exercise of stock options and related tax benefits	157,250	15,725	447,744	—	—	—	463,469
Common stock issued through Employee Stock Purchase Plan	57,130	5,713	195,871	—	—	—	201,584
Issuance of restricted stock	20,498	2,049	123,603	(125,652)	—	—	—
Amortization of unearned compensation	—	—	—	6,282	—	—	6,282
Options granted to Non-Employees	—	—	74,007	—	—	—	74,007
Shares issued in stock offering	1,250,000	125,000	10,414,498	—	—	—	10,539,498
Cancelled restricted stock	(7,500)	(750)	(18,000)	—	—	—	(18,750)
Cancellation of subsidiary stock	(100)	(10)	(789)	—	—	—	(799)

Balance, June 30, 2004	12,425,747	$1,242,574	$32,887,912	$(119,370)	$2,340,916	$19,979,003	$56,331,035

Net Income	—	—	—	—	—	2,551,281	2,551,281
Translation adjustments	—	—	—	—	(1,198,312)	—	(1,198,312)

Total comprehensive income	—	—	—	—	—	—	1,352,969
Exercise of stock options and related tax benefits	35,456	3,546	87,098	—	—	—	90,644
Common stock issued through Employee Stock Purchase Plan	65,677	6,568	291,217	—	—	—	297,785
Amortization of unearned compensation	—	—	—	72,041	—	—	72,041
Options granted to Non-Employees	—	—	174,739	—	—	—	174,739

Balance, June 30, 2005	12,526,880	$1,252,688	$33,440,966	$(47,329)	$1,142,604	$22,530,284	$58,319,213

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED JUNE 30

	2003	2004	2005
OPERATING ACTIVITIES:
Net income	$4,961,555	$3,050,367	$2,551,281
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	1,349,988	1,552,485	1,397,621
Amortization	267,018	258,269	270,167
Stock based compensation	(15,937)	60,740	246,780
Change in deferred taxes	80,111	(1,162,347)	270,781
Changes in current assets and liabilities
Receivables	2,011,498	(4,416,548)	(7,451,422)
Inventories	(1,799,677)	776,259	(1,892,524)
Prepaid expenses	(601,051)	(462,147)	418,539
Accounts payable	394,799	24,643	1,302,626
Accrued liabilities	(1,578,475)	(1,686,870)	1,846,941

Net cash provided by (used in) operating activities	5,069,829	(2,005,149)	(1,039,210)

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,163,893)	(1,606,844)	(2,429,617)
Cash paid in asset acquisitions, net of cash received	(3,150,000)	(3,424,563)	(3,300,000)
Sale of fixed assets	350,027	—	—
Change in other assets, net	(6,036)	108,433	(6,312)

Net cash used in investing activities	(3,969,902)	(4,922,974)	(5,735,929)

FINANCING ACTIVITIES:
Proceeds from new debt financing	—	3,835,501	3,300,000
Principal payments on long-term obligations	(2,521,736)	(7,715,240)	(1,238,275)
Proceeds from (payments on) line of credit, net	4,500,000	(2,300,000)	5,300,000
Proceeds from exercise of stock options	162,308	463,469	90,644
Proceeds from employee stock purchase plan	20,909	201,584	297,785
Proceeds from stock offering	—	10,539,498	—

Net cash provided by financing activities	2,161,481	5,024,812	7,750,154

Effect of exchange rates on cash and cash equivalents	(292,051)	46,136	(1,129,689)

Net increase (decrease) in cash and cash equivalents	2,969,357	(1,857,175)	(154,674)

Cash and cash equivalents at beginning of year	2,086,650	5,056,007	3,198,832

Cash and cash equivalents at end of year	$5,056,007	$3,198,832	$3,044,158

Non-cash transaction
Purchase of equipment through capital lease obligation	126,870	—	—

Supplemental cash flow information
Interest paid	$418,121	$517,719	$276,479

Income taxes paid	$2,451,062	$3,105,223	$1,860,857

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
Revenue Recognition and Provisions for Credit Allowances and Returns
Compex Technologies, Inc. (the “Company”) derives revenue in the United States from medical products and accessories (United States Medical) sales and rentals directly to patients and to wholesalers. The Company also derives revenue in the United States from the sales of consumer products (United States Consumer) to distributors and directly to consumers. In certain non-domestic markets (International), the Company derives revenue primarily from the sales of consumer products to distributors and dealers.
United States Medical. The direct medical business involves providing products to patients for rent or purchase, the sale of accessories to patients for the ongoing use of such products and billing of the patient’s insurance provider for the products and accessories. The wholesale medical business involves the sale of devices and medical supplies primarily to clinics and medical equipment distributors.
The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 101, as amended by SAB No. 104, when each of the following four conditions are met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured. Accordingly, the Company recognizes direct medical revenue, both rental and purchase, when products have been dispensed to the patient and the patient’s insurance has been verified. For medical products that are sold from inventories consigned at clinic locations, the Company recognizes revenue when it receives notice that the product has been prescribed and dispensed to the patient and the insurance has been verified or preauthorization has been obtained from the insurance company, when required. The Company recognizes wholesale medical revenue when it ships its products to its wholesale customers.
Revenue from the rental of products to patients’ accounts for approximately 16% and 17%, respectively, of the United States Medical revenue for the periods ended June 30, 2005 and 2004, respectively. Revenue from the rental of products is recognized ratably based on the number of days remaining in the month. Products on rental contracts are placed in fixed assets and depreciated over their estimated useful life. All revenue is recognized net of estimated sales allowances and returns.
The Company has established reserves to account for sales allowances, product returns and rental credits. Sales allowances generally result from agreements with certain insurance providers that permit reimbursement to the Company in amounts that are below the product’s invoice price. This reserve is provided for by reducing gross revenue by a portion of the amount invoiced during the relevant period. The Company estimates the amount of the reduction based upon historical experience and considers the impact of new contract terms or modifications of existing arrangements with insurance providers. For patient returns of products after purchase, the amount previously recorded as revenue in a prior period is provided for by reducing gross revenue in the current period. Rental credits result when patients purchase products that they had previously rented. Many insurance providers require patients to rent products for a period of one to three months prior to purchase. If the patient has a long-term need for the product, the insurance companies may authorize purchase of the product by these patients. When the product is purchased, most insurance providers require that rental payments previously made on the product be credited toward the purchase price. These rental credits are processed at the same time the revenue is recorded on the sale of the product. A change in the percentage of medical sales made pursuant to such contracts or a change in the number or type of products that are returned could cause the level of these reserves to vary in the future.
United States Consumer. The U.S. consumer products business involves the sales of products to distributors, sport shops and direct sales to consumers. Revenue is primarily recognized at the time of shipment to distributors, sport shops and direct sales to consumers. A portion of the Company’s inventory is out on consignment with certain distributors and the revenue is not recognized until the distributor sells the product to a consumer. All revenue is recognized net of estimated sales allowances and returns. The Company has established reserves to account for sales allowances and product returns. All consumer products are sold with a 30-day, money back guarantee and the Company estimates the amount of the revenue reduction based upon historical experience and considers the impact of new contract terms or modifications of existing arrangements with distributors.
International. The international products business involves the sales to sports shops, retail shops and health care providers. Revenue is recognized at the time of shipment to dealers, distributors, sport shops and health care providers, direct sales to consumers or upon notification from a health care provider that equipment has been prescribed and provided to a patient and approved by the patient or his/her insurance provider. All revenue is recognized net of estimated sales allowances and product returns. The Company has established reserves to account for sales allowances, product returns and rental credits. The Company estimates the amount of the revenue reduction based upon historical experience and considers the impact of new contract terms or modifications of existing arrangements with distributors.
Reserve for Uncollectible Accounts Receivable
United States Revenue. Revenue from rental and sale of products directly to patients and health care providers accounted for approximately 58% of total revenue in fiscal 2005, 56% in fiscal 2004 and 61% in 2003. A significant portion of the related receivables are from insurance companies or other third party reimbursing agents. The nature of these receivables within this industry has typically resulted in long collection cycles. The process of determining what products will be reimbursed by third party payors and the amounts that they will reimburse is very complex and the reimbursement environment is constantly changing. The Company maintains a reserve for uncollectible receivables, and provides for additions to the reserve, to account for the risk of nonpayment. The Company sets the amount of the reserve, and adjusts the reserve at the end of each reporting period, based on a number of factors, including historical rates of collection, trends in the historical rates of collection and current relationships and experience with insurance companies or other third party payors. If the rates of collection of past-due receivables recorded for previous fiscal periods changes, or if there is a trend in the rates of collection on those receivables, the Company may be required to change the rate at which they provide for additions to the reserve. A change in the rates of the Company’s collections can result from a number of factors, including turnover in personnel, changes in the reimbursement policies or practices of payors, or changes in industry rates of reimbursement. Further, the reserve may be affected by significant charge-offs if a related group of receivables become doubtful. Accordingly, the provision for uncollectible accounts recorded in the income statement has fluctuated and may continue to fluctuate significantly from quarter to quarter as such trends change. Such reserves have gradually increased as third party payors have delayed payments and restricted amounts to be reimbursed for products and services provided by the Company.
United States Consumer and International. The Company also maintains a reserve for uncollectible accounts that result in non-payment from both distributors and direct customers in its consumer and international business. Because sales in this business are not subject to third party reimbursement, the reserve is based primarily on specific review of accounts and, to a lesser degree, on historical and economic trends.
Inventories
Inventories are valued at the lower of cost (first-in, first-out basis) or market. For its United States medical business, the Company maintains a large balance of electrical stimulation devices on consignment at clinics and other health care providers that are not under their control. In the course of the Company’s business, some of this product is lost. Although the Company has the right in most cases to seek reimbursement for the lost product from their sales representatives or the health care providers, in some instances the Company foregoes that right in order to maintain favorable relationships. The Company maintains a reserve for the amount of consignment inventory that may be lost based on their experience as developed through periodic field audits.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
Goodwill and Intangibles
The Company performed the required impairment test of goodwill as of June 30, 2005 and 2004, and determined that no impairment issues existed. The first step of the goodwill impairment test compares the fair value of a reporting unit with the carrying amount of the reporting unit, including goodwill. The Company compared, separately, the fair value of its U.S. medical division and international division with the carrying amount, including goodwill, of each respective division. The fair value of each division exceeded the book value, therefore goodwill was not considered impaired and the second step of the goodwill impairment test, used to measure the amount of the impairment loss, was not required. The Company had no intangible assets with indefinite useful lives as of June 30, 2005 and 2004. At June 30, 2005 and 2004, the Company had $16.6 million and $15.5 million, respectively, of goodwill on its consolidated balance sheet.

Changes in the net carrying amount of goodwill were as follows:

	U.S. Medical	International	Consolidated
Goodwill as of June 30, 2003	$1,458,530	$9,124,757	$10,583,287
Acquisition of Filsport Assistance S.r.l.		4,165,369	4,165,369
Effect of exchange rates		189,481	189,481
Elimination of Rehabilicare UK Goodwill		(34,999)	(34,999)
Adjustment of BMR Neurotech Goodwill	598,428		598,428

Goodwill as of June 30, 2004	$2,056,958	$13,444,608	$15,501,566
Acquisition of SpectraBrace, Ltd.	1,158,978		1,158,978
Effect of exchange rates		(29,673)	(29,673)

Goodwill as of June 30, 2005	$3,215,936	$13,414,935	$16,630,871

Refer to Note 2 for a discussion of the acquisition of SpectraBrace, Ltd.
Other intangible assets included in other assets on the consolidated balance sheets were as follows:

	June 30, 2004			June 30, 2005
	Gross Carrying	Accum.	Net Carrying	Gross Carrying	Accum.	Net Carrying
	Value	Amortization	Amount	Value	Amortization	Amount
Acquired Technology	$1,400,000	$866,043	$533,957	$1,400,000	$1,041,039	$358,961
Non-Compete	850,000	789,848	60,152	850,000	809,853	40,147
Debt Structure Costs	346,970	343,435	3,535	346,970	346,970	—
Patents	36,716	17,745	18,971	36,716	20,367	16,349
Customer List	369,754	77,528	292,226	369,754	148,529	221,225
Customer Relationships	—	—	—	1,000,000	—	1,000,000

Total	$3,003,440	$2,094,599	$908,841	$4,003,440	$2,366,758	$1,636,682

Aggregate amortization expense recognized for fiscal 2005, 2004, and 2003 was $270,167, $258,269, and $267,018 respectively. The aggregate amortization expense for the five succeeding fiscal years is expected to approximate $1,636,682. Intangible assets with a definite life are amortized on a straight-line basis over estimated useful lives ranging from 3 — 8 years.
Advertising
Advertising costs, recorded in selling and marketing expense, are expensed upon first showing of the related advertising. Total expense was approximately $4,728,000, $2,748,000, and $550,000 in 2005, 2004, and 2003 respectively. At June 30, 2004, $381,428 of advertising costs were recorded in prepaid expenses on the balance sheet related to television commercials that had not yet aired for the first time as of June 30, 2004. There were no prepaid advertising costs at June 30, 2005.
Research and Development
Research and development costs are expensed when incurred.
Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized and measured using enacted tax rates in effect for the year in which the differences are expected to be recognized. Valuation allowances are established when necessary to reduce deferred tax assets to amounts that are more likely than not to be realized.
Stock-Based Compensation
At June 30, 2005, the Company had various stock-based employee compensation plans which are described more fully in Note 8. Through June 30, 2005, the Company had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (Statement No. 123), “Accounting for Stock-Based Compensation,” as amended by Statement of Financial Accounting Standards No. 148 but applied Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock plans. Under APB 25, when the exercise price of an employee stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.
Had compensation expense for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

		2003	2004	2005
Net Income	As reported	$4,961,555	$3,050,367	$2,551,281
	Stock-based compensation on restricted stock	(15,937)	60,740	246,780
	Pro forma option expense, net of tax	(535,587)	(887,976)	(1,168,474)

	Pro forma	$4,410,031	$2,223,131	$1,629,587

Basic earnings per share	As reported	$0.45	$0.26	$0.20
	Pro forma	0.40	0.19	0.13
Diluted earnings per share	As reported	$0.45	$0.24	$0.20
	Pro forma	0.40	0.18	0.13
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005, 2004, and 2003, respectively; dividend yield of 0%; expected volatility of 59.0%, 61.0% and 57.6%; risk-free interest rate of 3.87%, 3.60% and 2.94%; and expected lives of 6 years.
The weighted-average fair value per option at the date of grant for options granted in 2005, 2004, and 2003 was $2.60, $3.43, and $2.04, respectively.
The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models may not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

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

	Twelve Months Ended June 30
	2003	2004	2005
Numerator
Net Income	$4,961,555	$3,050,367	$2,551,281

Denominator
Denominator for basic net income per share
- weighted average shares outstanding	10,951,808	11,804,768	12,472,204
Effect of dilutive stock options and restricted stock	117,052	878,819	381,058

Denominator for diluted net income per share
- weighted average shares outstanding	11,068,860	12,683,587	12,853,262

Basic net income per share	$0.45	$0.26	$0.20
Diluted net income per share	0.45	0.24	0.20
Employee stock options of 408,471, 107,393, and 441,781 for the years ended June 30 2005, 2004, and 2003, respectively, have been excluded from the diluted net income per share calculation because their effect would be anti-dilutive.
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
Selected Financial Statement Data

	2004	2005
Property, plant and equipment -
Land	$150,000	$150,000
Buildings	1,683,614	1,683,614
Clinical and rental equipment	1,401,842	1,744,193
Production equipment	4,454,729	3,547,785
Office furniture and equipment	10,594,573	9,931,107

	$18,284,758	$17,056,699
Less accumulated depreciation	(13,486,102)	(11,153,919)

Net property, plant and equipment	$4,798,656	$5,902,780

Included in the Company’s consolidated balance sheet at June 30, 2005 and 2004 are net property, plant and equipment of the Company’s foreign operations, which are located in Europe and which total $1,350,744 and $1,274,130, respectively.
Recent Accounting Pronouncements
In December 2004, the FASB issued FASB Statement No. 123(R), Share Based Payment (FAS 123(R) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation”) and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The standard is effective for the Company’s 2006 fiscal year beginning July 1, 2005 and will apply to the Company’s employee stock option and stock purchase plans. The Company is currently evaluating the impact of the adoption of FAS 123(R) and has not selected a transition method or valuation model. As such, the Company is unable to estimate the expected effect on the Company’s financial statements, but believes it will have a material impact on the Company’s results from operations.
2. Business Acquisition
Acquisition of SpectraBrace, Ltd.:
On June 23, 2005, the Company purchased all of the capital stock of SpectraBrace, Ltd., for $3.65 million, $350,000 of which was retained by the Company for six months to cover the indemnity obligations of the sellers. SpectraBrace, a physician office based durable medical equipment distributor specializing in the orthopedic market, is headquartered in Louisville, Kentucky. The acquisition was financed through a newly established term note. The acquisition was accounted for using the purchase method of accounting with the purchase price allocated to the fair value of net assets acquired, the majority of which included accounts receivable of $1.1 million, inventory of $502,000, fixed assets of $81,000 and liabilities of $375,000. The excess of the purchase over the fair value of the underlying assets acquired of $2,158,978 has been preliminarily allocated to goodwill of $1,158,978 and $1,000,000 million to a separate customer relationship intangible, which will be amortized over 5 years. Any additional contingent consideration that is incurred as part of this acquisition will be allocated to goodwill. Pro forma information related to this acquisition is not included as the impact is not deemed to be material.
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
3. Stock Offering
The Company received net proceeds from the sale of common stock to certain shareholders in a private placement, completed on November 20, 2003, of approximately $8.3 million and approximately $2.2 million from the sale of common stock to the same shareholders upon exercise of additional investment rights on February 18, 2004. The Company used these proceeds to reduce indebtedness.
4. Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components. Adjustments to comprehensive income for the years ended June 30, 2005, 2004, and 2003 consisted solely of gains on translation of its foreign subsidiary financial statements from the functional currency to U.S. dollars of ($1,198,312), $470,733, and $1,134,619, respectively, resulting in total comprehensive income of $1,352,969, $3,521,100, and $6,096,174, respectively.
5. Notes Payable and Long-Term Debt:
On June 2, 2004, the Company entered into an amended and restated credit agreement with its principal lender providing for revolving borrowings of up to $15.0 million at varying rates based either on the bank’s prime rate or LIBOR. Borrowings under this agreement are secured by substantially all assets of the Company. On June 23, 2005, the Company amended the credit agreement to borrow an additional $3.3 million under a term loan to fund the purchase price for the SpectraBrace acquisition.
There was $7.5 million outstanding under the revolving portion of the credit agreement as of June 30, 2005 and $2.2 million under the revolving portion as of June 30, 2004. The revolving credit facility included in the credit agreement, expires on June 30, 2008.
Selected data on the Company’s borrowings under its revolving credit facility is shown below:

	2004	2005
Average balance outstanding	$1,764,000	$1,833,000
Maximum balance outstanding	4,400,000	8,100,000
Weighted average interest rate	4.00%	5.37%
6. Long-Term Debt:
Long-term obligations at June 30 consisted of the following:

	2004	2005
Term loan, principal payments due on a quarterly basis and interest due in monthly installments through June 2010; interest at the back reference rate or LIBOR plus a margin); collateralized by substantially all assets of the Company other than those pledged as collateral on existing lease or mortgage obligations.	$—	$3,300,000

Swiss credit facility that provides for a three-year term loan at varying rates. Borrowings under the Swiss credit facility are secured by all of the equity interest held by the Company’s Swiss subsidiary in Filsport. The first advance on the loan bears interest at 3.69%, the second advance bears interest at 4.09%, and the third and final advance bears interest at 4.40%.	3,654,300	2,419,600

Capital lease obligations	50,810	22,015

	3,705,110	5,741,615

Less current maturities	(1,268,910)	(1,614,596)

	$2,436,200	$4,127,019

Under terms of the various loan agreements, the Company must meet certain financial covenants, including maintaining certain levels of stockholders’ equity and meeting or exceeding certain financial ratios. As of June 30, 2005, the Company was in compliance with all such covenants.
Future maturities due in each fiscal year with respect to long-term debt, excluding obligations under capital leases, are as follows:

2006	$1,609,800
2007	1,809,800
2008	700,000
2009	800,000
2010	800,000

$5,719,600
Leases
The Company has commitments under various operating and capital leases which bear interest at various rates and are payable in monthly installments through various dates. Future minimum lease payments under noncancelable operating and capital leases are as follows:

	Capital	Operating
	Leases	Leases

2006	$5,472	$441,096
2007	5,472	395,211
2008	5,472	349,653
2009	5,472	354,407
Thereafter	1,824	1,572,293

Total future minimum lease payments	23,712	$3,112,660

Less amount representing interest	(1,697)

Present value of net minimum lease payments	22,015
Less current portion	(4,796)

Long-term capital lease obligation	$17,219

Rent expense under operating leases for fiscal 2005, 2004, and 2003 was $490,237, $398,466 and $433,529, respectively.
7. Income Taxes:
Deferred income taxes represent the tax effects of timing differences in the recognition of revenue and expenses for financial reporting and income tax purposes. Federal tax credits are recorded as a reduction of income tax expense in the year the credits are utilized.
     The following summarizes the components of income before taxes:

	2003	2004	2005
Domestic	$6,602,158	$4,035,087	$5,045,089
Foreign	1,667,397	542,280	(788,693)

	$8,269,555	$4,577,367	$4,256,396

     The following summarizes the components of the provision for taxes:

	2003	2004	2005
Currently payable —
Federal	$2,293,758	$2,227,768	$1,591,112
State	345,061	380,186	285,474
Foreign	596,510	445,755	(473,513)
Deferred	72,671	(1,526,709)	(168,187)
Valuation Allowance	—	—	470,229

	$3,308,000	$1,527,000	$1,705,115

A reconciliation of income tax computed at the U.S. statutory rate to the effective income tax rate is as follows:

	2003	2004	2005
Statutory rate	$2,894,344	$1,602,078	$1,447,175
Valuation allowance	—	—	470,229
State taxes	347,688	211,502	235,802
Foreign	80,507	78,821	716,819
Resolution of tax issue	—	(433,635)	(1,210,000)
Change in rate on deferred tax assets	—	—	214,899
Other	(14,539)	68,234	(169,809)

Total	$3,308,000	$1,527,000	$1,705,115

During the fourth quarter of fiscal 2005, the Company recognized a reduction in income tax expense of $1.2 million due to the reversal of previously recorded tax contingencies. These contingencies relate to potential U.S. taxation of certain international profits. Due to changes in facts and circumstances, the Company no longer believes these tax contingencies to be probable and has therefore reversed the remaining reserve balance.
During the fourth quarter of fiscal 2004, the Company recognized a reduction in income tax expense of $434,000 as the result of the resolution of various outstanding tax issues, because the statute for the tax year for which these tax contingencies applied to had passed.
The Company adjusted the federal and state income tax rates used to record its net deferred tax assets in fiscal 2005 based upon an updated evaluation of the income tax benefits that will likely exist when the net deferred tax assets are realized on future returns.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred income tax liabilities and assets as of June 30, 2005 and 2004 are as follows:

	2004	2005
Deferred tax assets —
Reserve for uncollectible accounts	$5,258,588	$5,178,809
Inventory	552,467	193,144
Accruals and other reserves	197,881	539,774
Net operating losses	—	193,895
Other	224,679	275,685
Valuation allowance	—	(470,229)

Total	$6,233,615	$5,911,078

Deferred tax liabilities —
Depreciation	$(278,286)	$(227,789)

Net deferred tax assets	$5,955,329	$5,683,289

Realization of the future tax benefits related to the net deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income. During 2005, the Company recorded a valuation allowance against outstanding European net operating loss carryforwards as management no longer believes the tax benefits for these losses will be realized. Management believes that, at a minimum, it is more likely than not that future taxable income will be sufficient to realize the remaining net deferred tax asset.
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

The following table summarizes information with respect to options granted under and outside the plans as of June 30, 2005:

	Weighted Average	Number of
	Exercise Price	Shares
Balance outstanding at June 30, 2002	$3.11	802,073
Granted	3.63	1,247,000
Exercised	2.82	(80,000)
Cancelled	3.28	(189,073)

Balance outstanding at June 30, 2003	$3.46	1,780,000
Granted	7.27	510,998
Exercised	2.95	(157,250)
Cancelled	3.21	(115,000)

Balance outstanding at June 30, 2004	$4.50	2,018,748
Granted	4.75	210,500
Exercised	2.82	(40,000)
Cancelled	6.71	(60,500)

Balance outstanding at June 30, 2005	$4.49	2,128,748

Exercisable at June 30, 2005	$4.25	866,875

Available for grant at June 30, 2005		184,384

		Stock Options Outstanding		Stock Options Exercisable
			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of		Remaining	Price		Price
Exercise Price	Shares	Contractual Life	Per Share	Shares	Per Share
$ 2.25 to $ 2.94	133,000	2.3 Years	$2.52	104,250	$2.55
$ 3.30 to $ 3.85	1,175,250	4.4 Years	3.63	494,500	3.65
$ 3.87 to $ 5.92	479,500	6.7 Years	4.51	181,750	4.52
$ 6.13 to $ 10.75	340,998	5.6 Years	8.21	86,375	9.19

	2,128,748			866,875	9.19

Included in the options reflected in the foregoing tables are options to purchase a total of 95,000 shares granted to three consultants during the year ended June 30, 2004, all of which are exercisable to purchase common stock at a price equal to fair market value on the date of grant and expire in five years.
Stock Purchase Plan
The Company has reserved 200,000 authorized shares of its common stock for issuance under its Employee Stock Purchase Plan. All full-time employees are eligible to participate in the plan by having amounts deducted from their earnings. After the issuance of shares under the Employee Stock Purchase Plan with respect to the plan period ended June 30, 2005, there remained 48,880 shares available for future issuance under the Employee Stock Purchase Plan.
Restricted Stock Grants
On July 19, 2000, the Company issued 180,000 shares of restricted stock to certain key employees under its 1998 Stock Incentive Plan. The restricted shares were issued at $2.50 per share, which was the fair market value of the Company’s stock on the date of grant. The effect of the restricted stock grant is to increase the issued and outstanding shares of the Company’s common stock. Deferred compensation was recorded for the restricted stock grants on the date of grant and was amortized over the restricted stock vesting period. Restricted stock awarded may not be voluntarily or involuntarily sold, assigned, transferred, pledged or encumbered during the restricted period. Of the restricted shares, 25% vested immediately, and the remaining shares vested 25% per year over a four-year period. During the years ended June 30, 2003 and 2002, the Company recognized $(15,937) and $108,750, respectively, in selling, general and administrative expense associated with the restricted stock grant. During fiscal 2004 and 2003, 7,500 and 37,500 shares, respectively, of restricted stock were cancelled as the employees were terminated prior to the shares becoming fully vested, causing a reversal of $18,750 and $93,750, respectively, of previously recorded expense during the year.
On June 6, 2004, the Company issued 20,498 shares of restricted stock to certain key employees under its 1998 Stock Incentive Plan. The restricted shares were issued at $6.13 per share, which was the fair market value of the Company’s stock on the date of the grant. These restricted shares vest 33% per year over a three-year period. During the year ended June 30, 2005, the Company recognized $72,041 in selling, general, and administrative expense associated with the restricted stock grant. The Company records compensation expense for those fixed awards granted to non-employees on a straight-line basis over the related vesting period.
9. Commitments and Contingencies:
Litigation
In late January 2001, the Company was served with documents in connection with a product liability case brought in the California Superior Court for Solano County. Through various proceedings, the original complaint in this case was dismissed, without prejudice to re-file. The plaintiff filed a new complaint in the same count in the Fall of 2004 and the case is now proceeding to discovery.
From time to time, the Company has also been a party to other claims, legal actions and complaints arising in the ordinary course of business. The Company does not believe that the resolution of such matters has had or will have a material impact on the Company’s results of operations or financial position.
Commitments
The Company has engaged several celebrities who have endorsed our consumer products to act as the Company’s spokespersons in promoting those products and have agreed to pay them for their services in appearing in advertisements and for use of their names. The Company has contractual commitments under these agreements totaling approximately $567,000 for the year ending June 30, 2006.
401(k) Plan
The Company has a 401(k) plan in which substantially all employees are eligible to participate. Participants may contribute from 1% to 20% of eligible earnings to the plan. Company contributions are 50% of the first 6% contributed by the employee. In addition, the Company may make additional discretionary contributions to the plan as determined annually. The Company contributed $324,059, $248,022 and $212,581 to the plan for the years ended June 30, 2005, 2004 and 2003, respectively.
10. Segment Information:
Since July 1, 2004, Compex Technologies, Inc. and its consolidated subsidiaries have been reporting in three reportable segments. The Company had previously reported as one operating segment which included the manufacture and distribution of electrical stimulation products for pain management, rehabilitation and fitness applications. However, given the establishment and growth of the Company’s consumer products segment, which includes electrical stimulation products for consumer distribution, the Company has reorganized the manner in which it reviews and manages its business. The Company’s new reporting structure is based on a geographical basis in segmenting its international and U.S. operations. Further segmentation of the U.S. operations is based on product offering by separating its U.S. consumer from its U.S. medical division. The Company’s U.S. medical segment consists of electrical stimulation products for rehabilitation, pain management and accessories and supplies distributed to patients through healthcare providers. Consumers of our U.S. medical segment require a physicians’ prescription to purchase or rent products, and the Company is normally reimbursed through a third party reimbursement organization such as an insurance company, health maintenance organization, or a governmental agency under Medicare, Medicaid, workers compensation or other programs. The Company’s U.S. consumer segment consists of the sale of electrical stimulation products for consumers. Because the regulatory requirements and the markets differ substantially from the regulatory requirements and markets in the United States, the Company sells a completely different line of both medical, sport, fitness and wellness products over the counter under the Compex name in Europe. There is no reporting distinction between medical and consumer products within the Company’s international reporting segment, because the European regulatory environment does not necessitate the distinction between method of distribution of medical and consumer products as is necessary in the U.S.
     The Company’s chief operating decision-makers make operating and strategic decisions based on measures of segment profit that includes gross profit less selling and marketing expenses.

Revenue, cost of sales and rentals, and selling expenses by division are as follows:

	For the Year Ended June 30, 2003
	U.S. Medical	U.S. Consumer	International	Total
Revenue	$49,448,393	$68,151	$25,943,372	$75,459,916
Cost of sales and rentals	13,361,368	21,001	9,195,894	22,578,263

Gross margin	36,087,025	47,150	16,747,478	52,881,653
Percentage	73.0%	69.2%	64.6%	70.1%

Selling and marketing expenses	21,286,640	791,682	7,890,682	29,969,004

Segment profit	$14,800,385	$(744,532)	$8,856,796	$22,912,649

	For the Year Ended June 30, 2004
	U.S. Medical	U.S. Consumer	International	Total
Revenue	$52,025,672	$791,757	$33,143,234	$85,960,663
Cost of sales and rentals	13,943,173	333,540	14,158,967	28,435,680

Gross margin	38,082,499	458,217	18,984,267	57,524,983
Percentage	73.2%	57.9%	57.3%	66.9%

Selling and marketing expenses	22,541,852	3,805,755	9,415,693	35,763,300

Segment profit	$15,540,647	$(3,347,538)	$9,568,574	$21,761,683

	For the Year Ended June 30, 2005
	U.S. Medical	U.S. Consumer	International	Total
Revenue	$59,981,294	$4,249,980	$31,842,765	$96,074,039
Cost of sales and rentals	15,766,545	1,861,572	13,316,425	30,944,542

Gross margin	44,214,749	2,388,408	18,526,340	65,129,497
Percentage	73.7%	56.2%	58.2%	67.8%

Selling and marketing expenses	25,259,199	6,788,389	9,500,968	41,548,556

Segment profit	$18,955,550	$(4,399,981)	$9,025,372	$23,580,941

Reconciliation of segment profit to income from operations:

	For the Year Ended
	June 30
	2003	2004	2005
Total profit from segments	$22,912,649	$21,761,683	$23,580,941
Unallocated corporate expenses:
General and administrative	12,201,022	14,197,056	16,440,874
Research and development	2,122,659	2,554,290	2,497,671

Income from operations	$8,588,968	$5,010,337	$4,642,396

Net revenues by product lines are as follows:

	Year ended June 30
	2003	2004	2005
Rehabilitation products	$15,085,264	$17,693,448	$17,319,361
Pain management	15,431,708	16,652,988	21,969,232
Consumer products	19,364,142	26,116,237	28,971,600
Accessories and supplies	25,578,802	25,497,990	27,813,846

Total	$75,459,916	$85,960,663	$96,074,039

The Company does not have a single customer that accounts for more than 5% of consolidated revenue for fiscal 2005 and 2004. During fiscal 2003 one customer accounted for approximately 10% of consolidated revenue. No customer accounted for more than 5% of total receivables as of June 30, 2005 and 2004.

Assets by segment are as follows:

	U.S. Medical	U.S. Consumer	International	Total
Segment assets at June 30, 2004	$25,771,895	$2,972,642	$14,621,634	$43,366,171

Segment assets at June 30, 2005	$37,857,601	$2,113,933	$14,350,201	$54,321,735

Reconciliation of segment assets to total assets:

	June 30, 2004	June 30, 2005
Assets from segments	$43,366,171	$54,321,735
Unallocated corporate assets:	32,843,225	34,996,856

Total assets	$76,209,396	$89,318,591

11. Quarterly Data (Unaudited):

	Year ended June 30, 2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenue	$19,156,266	$22,464,599	$21,651,597	$22,688,201	$85,960,663
Gross profit	12,719,020	15,304,092	14,571,045	14,930,826	57,524,983
Net Income	354,157	1,228,583	428,735	1,038,892	3,050,367

Net income per common share —
Basic	0.03	0.11	0.03	0.09	0.26
Diluted	0.03	0.10	0.03	0.08	0.24

Certain quarterly items have been reclassified to conform with the current year presentation.

	Year ended June 30, 2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Revenue	$21,653,738	$25,212,350	$22,902,107	$26,305,844	$96,074,039
Gross profit	14,739,120	16,744,916	15,049,144	18,596,317	65,129,497
Net Income	228,723	1,028,323	17,926	1,276,309	2,551,281

Net income per common share —
Basic	0.02	0.08	0.00	0.10	0.20
Diluted	0.02	0.08	0.00	0.10	0.20

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Compex Technologies, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report, that Compex Technologies, Inc. maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Compex Technologies Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Compex Technologies, Inc. maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Compex Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Compex Technologies, Inc as of June 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2005 of Compex Technologies, Inc. and our report dated September 12, 2005 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Minneapolis, Minnesota
September 12, 2005

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
None
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2005 based on criteria in Internal Control — Integrated Framework issued by COSO. Management’s assessment of the effectiveness of internal control over financial reporting as of June 30, 2005 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, and Ernst & Young, LLP has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting, which is included with its report on our financial statements under Item 8 of this form 10K.
During the quarter ended June 30, 2005, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
Not applicable

PART III
Item 10. Directors and Executive Officers of the Registrant.
The information contained under the headings “Proposal I: Election of Directors,” “Executive Officers Who Are Not Directors,” “Information About Our Board Of Directors And Its Committees, And Other Corporate Governance Matters—Audit Committee” and “-Compliance with section 16(a) of the Securities Exchange Act of 1934” of our definitive proxy statement for our annual meeting of shareholders to be held November 17, 2005 (hereafter the “Proxy Statement”), is incorporated herein by reference.
Item 11. Executive Compensation.
The information under the heading “Executive Compensation” and “Performance Graph” of the Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under the heading “Security Ownership of Certain Beneficial Owners and Management“ of the Proxy Statement is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions.
Not applicable
Item 14. Principal Accountant Fees and Services.
The information contained under the heading “Relationship with Independent Accountants” of the Proxy Statement is incorporated herein by reference.
Item 15. Exhibits, Financial Statement Schedules.
(a) 1. Financial Statements
The consolidated financial statements required by this item are listed in the Index to Consolidated Financial Statements set forth in Item 8 of this Form 10-K.
2. Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts. This schedule should be read in conjunction with the consolidated financial statements. All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the financial statements or the notes thereto.

3. Exhibits

Number	Description

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended June 30, 2002 filed September 30, 2003 (File Number 0-9407))

3.2	Articles of Merger changing the name of the Registrant to Compex Technologies, Inc. (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 filed March 14, 2003 (File No. 333-103817))

3.3	Restated Bylaws of Compex Technologies, Inc., as amended (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the Quarter ended March 31, 2003 (File Number 0-9407))

4.1	1988 Restated Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended June 30, 2002 filed September 30, 2003 (File Number 0-9407))

4.2	1993 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8 filed March 14, 2003 (File No. 333-103817))

4.3	Compex Technologies, Inc. 1998 Stock Incentive Plan (Incorporated by reference to Appendix E to the final prospectus included in Amendment No. 1 to the our Registration Statement on Form S-4 filed February 2, 1998 (file no. 333-44139))

4.4	Rights Agreement dated as of February 17, 2003 between Compex Technologies, Inc. and Registrar and Transfer Company (incorporated by reference to our Form 8-A filed February 18, 2003 (File Number 0-9407))

+10.1	Form of Severance Pay Agreement (Incorporated by reference to our Form 10-KSB for the year ended June 30, 1997 (File Number 0-9407))

10.2	Amended and Restated Credit Agreement dated June 2, 2004 between Compex Technologies, Inc. and U.S. Bank National Association.

10.3	Security Agreement dated June 23, 2005 between Compex Technologies, Inc. and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K filed June 27, 2005 (File No. 0-9407)

10.4	Stock Pledge Agreement dated July 19, 1999 between Rehabilicare Inc. and U.S. Bank National Association covering all shares of capital stock in Compex SA owned by Rehabilicare Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed August 2, 1999 (File No. 0-9407))

+10.5	Employment Agreement dated as of August 12, 2002 between Rehabilicare Inc. and Dan Gladney (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended June 30, 2002 filed September 30, 2003)

+10.6	Employment Agreement Amendment dated February 5, 2003 between Compex Technologies, Inc. and Dan Gladney (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended June 30, 2003)

+10.7	Non-Incentive Option Agreement dated August 12, 2003 between Compex Technologies, Inc. and

Number	Description

Dan Gladney (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended June 30, 2003)

+10.8	Non-Incentive Option Agreement (with acceleration) dated August 12, 2003 between Compex Technologies, Inc. and Dan Gladney (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended June 30, 2003)

+10.9	Employment Agreement dated as of December 2, 2002 between Rehabilicare Inc. and Scott Youngstrom (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 8-K filed May 18, 2005)

+10.10	Amended and Restated Employment Agreement dated May 15, 2005 between Compex Technologies, Inc. and Marshall Masko ( incorporated by reference to Exhibit 10.15 to our Annual Report on Form 8-K filed May 18, 2005)

+10.11	Employment Agreement dated as of September 1, 2003 between Rehabilicare Inc. and G. Michael Goodpaster (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended June 30, 2004)

+10.12	Form of Incentive Option Agreement granted to Scott Youngstrom, Marshall Masko and G. Michael Goodpaster. (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended June 30, 2004)

+10.13	Form of Restricted Stock Agreement for restricted stock grants to Dan Gladney, Scott Youngstrom, Marshall Masko, and G. Michael Goodpaster (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended June 30, 2004)

10.14	Amendment No. 2 dated as of June 23, 2005 to Amended and Restated Credit Agreement between Compex Technologies, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 8-K filed June 27, 2005)

10.15	Term Note dated June 23, 2005 to U.S. Bank National Association (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 8-K filed June 27, 2005)

10.16	Guarantee dated June 23, 2005 by SpectraBrace, Ltd. of Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 8-K filed June 27, 2005)

*10.17	Manufacturing Agreement dated May 24, 2005 between Compex Technologies, Inc. and Bionicare, Inc.

21	Subsidiaries (Incorporated by reference to Exhibit 21 to Rehabilicare’s Annual Report on Form 10-K for the year ended June 30, 2001 (File No. 0-9407))

*23.1	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP

*31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002

*32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished but not filed)

+	Management compensatory plan or agreement

*	Filed with this Form 10-K

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

COMPEX TECHNOLOGIES, INC.

Dated: September 13, 2005	By:	/s/ Dan W. Gladney

Dan W. Gladney
President and Chief Executive Officer
In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Dan W. Gladney Dan W. Gladney	Chairman, President, Chief Executive Officer	September 13, 2005

/s/ Scott P. Youngstrom Scott P. Youngstrom	Vice President of Finance (Principal Financial and Accounting Officer)	September 13, 2005

/s/ Frederick H. Ayers	Director	September 13, 2005
Frederick H. Ayers

/s/ Gary D. Blackford	Director	September 13, 2005
Gary D. Blackford

/s/ Richard E. Jahnke	Director	September 13, 2005
Richard E. Jahnke

Director
Paulita M. LaPlante

/s/ Richard J. Nigon	Director	September 13, 2005
Richard J. Nigon

/s/ Jack A. Smith	Director	September 13, 2005
Jack A. Smith

     Schedule II – Valuation and Qualifying Accounts

Accounts Receivable
Reserve		Additions		Deductions
					Charged to
	Balance at			Charged to	allowance for
	beginning of	Credit	Bad Debt	credit	doubtful	Balance at
Description	period	Reserve	Reserve	reserve	accounts	end of period

Account Receivable Reserve
June 30, 2005	$17,665,865	$18,976,772	$3,947,890	$17,429,425	$3,910,937	$19,250,165
June 30, 2004	15,200,590	15,051,933	4,067,765	13,659,597	2,994,826	17,665,865
June 30, 2003	12,891,864	12,219,742	5,772,354	11,851,052	3,826,318	15,200,590

Inventory Reserve			Deductions
	Balance at		Charges to	Charged to
	beginning of		other	inventory	Balance at
Description	period	Additions	accounts	reserve	end of period
Inventory Reserve
June 30, 2005	$941,331	$997,880	—	$1,285,131	$654,080
June 30, 2004	838,413	527,075	—	424,157	941,331
June 30, 2003	515,013	835,562	—	512,162	838,413