Form 10-K/A
period 2005-06-30
COMPEX TECHNOLOGIES INC
filed 2005-10-31
CIK 64578

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K A/1

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2005

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________ to ____________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
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

INTRODUCTORY NOTE
     This form 10K A/1 is being filed to include information in Items 10 through 14 of Part III which the original Form 10-K for the year ended June 30, 2005 indicated would be incorporated by reference to the Company’s proxy statement for its annual meeting for the 2005 fiscal year.

PART III
Item 10. Directors and Executive Officers of the Registrant.
The following table provides information regarding each member of our board of directors.

			Principal occupation and business
Name	Age	Director since	experience for past five years

Frederick H. Ayers †◊	66	1998	Private investor and consultant for more than five years.

Gary D. Blackford◊	48	2005	President, Chief Executive Officer and a director of Universal Hospital Services, Inc. (a provider of medical equipment outsourcing and services to the health care industry) since 2002; Chief Executive Officer for Curative Health Services (a provider of would care management and preparations in the specialty pharmaceutical distribution market) from September 2001 to March 2002; Chief Executive Officer for Shop for School.com (an internet based school fundraising organization) from June 1999 to June 2001. Director of Genezen Healthcare, Inc. and a member of the board of the Twin Cities Ronald McDonald Charities.

Dan W. Gladney	52	2002	President and Chief Executive Officer of Compex since September 2002; President and Chief Executive Officer of Acist Medical Systems, Inc. (a manufacturer of high tech cardiovascular devices) from 1996 to 2002.

Richard E. Jahnke †*‡	56	1997	Independent business consultant specializing in corporate revitalization. Retired: President and Chief Executive Officer of Angeion Corporation from January 2000 until October 2004; President and Chief Executive Officer of Medical Graphics Corporation (a manufacturer of non-invasive medical diagnostic systems) from 1998 until its acquisition by Angeion in January 2000; President and Chief Operating Officer of CNS, Inc. (a manufacturer of consumer products) from 1993 to 1998.

Paulita LaPlante◊*	48	2005	President, Chief Executive Officer and a director of väsamed (a leader of non-invasive hemodynamic assessment technology) since 1998; Vice President of Worldwide Sales, Marketing and Business Development, Director of Marketing and Business development and Interim Vice President of Research and Development of Väsamed. Director of Qualigen, Inc. and a former director of VidaMed, Inc.

Richard Nigon†*	57	2005	Director of Equity Corporate Finance for Miller Johnson Steichen Kinnard (an investment banking firm) since February 2001; Chief Financial Officer of Dantis, Inc. (an internet hosting company) from February 2000 to February 2001; Certified Public Accountant with Ernst & Young from 1970 until February 2000, serving as partner since 1981. Director of Vascular Solutions, Inc. and a director of the Company from 2002 to 2004.

			Principal occupation and business
Name	Age	Director since	experience for past five years
Jack A. Smith ◊*	70	2004	Retired; Chairman from 1994 until 1999 and Chief Executive Officer from 1987 to 1998 of The Sports Authority, Inc., a national sporting goods chain, which he founded in 1987; Prior to founding The Sports Authority, held various executive management positions with major national retailers, including Herman’s Sporting Goods (Chief Operating Officer), Sears, Roebuck and Co. and Montgomery Ward & Co. Director of Darden Restaurants, Inc.

†	Member of Audit Committee.

◊	Member of Compensation Committee.

*	Member of Nominating and Corporate Governance Committee.

‡	Angeion Corporation filed a voluntary petition for, and completed, a reorganization under Chapter 11 of the US Bankruptcy Code in 2002.
     The following table provides information regarding each of our executive officers (other than Mr. Gladney, who is described in the previous table).

			Principal occupation and business
Name	Age	Officer since	experience for past five years
Scott P. Youngstrom	45	2003	Vice President of Finance and Chief Financial Officer of Compex since December 2003. Chief Financial Officer of Acist Medical Systems, Inc. (a manufacturer of high tech cardiovascular devices), from 1996 until its sale to Bracco s.p.a. in 2002.

Marshall Masko	48	2003	President of Worldwide Consumer Products of Compex since April 2005; Vice President-Compex Consumer Operations of Compex from November 2003 to April 2005; Chief Executive Officer, President and a member of the Board of Directors of North American Heritage Brands from March 2000 until January 2003 and principal of the Business Development Group, through November 2003; President, Chief Executive Officer and a member of the Board of Directors of EBedroom.com from June 1999 through February 2000; Vice Chairman and a member of the Board for United Shipping & Technology (the country’s largest same day shipping service) from 1998 through 2002; Senior Vice President of Marketing for Gateway Learning, from January 1998 through June 1999; Senior Vice President of Marketing for NordicTrack from January 1990 to July 1994, and again from April 1996 to December 1997.

Wayne K. Chrystal	55	1999	Vice President of Manufacturing Operations of Compex since May 1999. With Deluxe Corporation (a supplier of checks and electronic payment services), lastly as Vice President responsible for operations and human resources in various business units from 1973 to 1978.

Gary (Michael) Goodpaster	50	2004	Vice President of Sales Operations of Compex since September 2004; Vice President of Tampa Operations and Director of Managed Care Contracting for Compex since the acquisition of Staodyn Inc. by Compex in March 1998; National Sales Manager with Staodyn prior to that time.

Committees of the Board of Directors
     Audit Committee. Our Audit Committee assists our Board in overseeing and monitoring our accounting and financial reporting processes, audits of our financial statements, the independence and performance of our independent auditors and our compliance with legal and regulatory requirements. The Audit Committee reviews all interested party transactions, serves as our compliance committee and oversees our Code of Conduct. The Audit Committee has sole authority to appoint, determine funding for, retain and oversee our independent auditors and to pre-approve all audit services and permissible non-audit services. It is our policy to present to the entire committee proposals for all audit services and permissible non-audit services prior to engagement. Our Audit Committee has a written charter that embodies this authority, a copy of which may be reviewed at our website at www.compextechnologies.com. Our Audit Committee reviews and updates its charter annually.
     Our Audit Committee currently consists of Mr. Jahnke (Chairman), Mr. Ayers, and Mr. Nigon each of whom is an “independent director” within the meaning of Section 301 of The Sarbanes Oxley Act of 2002 and Nasdaq listing standards applicable to audit committees. Our Board of Directors has identified each Mr. Jahnke and Mr. Nigon as “audit committee financial experts” within the definition recently established by the Securities and Exchange Commission.
     Compensation Committee. Our Compensation Committee establishes the compensation of our executive officers, including our Chief Executive Officer, administers our stock-based benefit plans, including our 1998 Stock Incentive Plan and our Employee Stock Purchase Plan, and makes recommendations to our Board regarding director compensation. The Compensation Committee currently consists of Mr. Ayers (Chairman), Mr. Blackford, Ms. LaPlante, and Mr. Smith. Each of Mr. Ayers, Mr. Blackford, Ms. LaPlante, and Mr. Smith is an independent director under Nasdaq listing standards.
     Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee, currently consisting of Mr. Jahnke, Ms. LaPlante, Mr. Nigon, and Mr. Smith, each of whom is an independent director, identifies individuals qualified to become Board members, recommends to the Board nominees to fill vacancies in membership of the Board as they occur and, prior to each Annual Meeting of Shareholders, recommends a slate of nominees for election as Directors at such meeting. The Committee also monitors developments in corporate governance principles and other corporate governance matters and makes recommendations to the Board of Directors regarding the adoption of additional corporate governance principles.
Compliance With Section 16(A) of The Securities Exchange Act of 1934
     Section 16(a) of the Securities Exchange Act of 1934 requires executive officers, directors and persons who beneficially own more than ten percent (10%) of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent (10%) beneficial owners are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. Mr. Masko filed late one Form 4 reporting the receipt of an option during fiscal 2005 and Mr. Ayers filed late a form 4 reporting the exercise of an option. With the exception of these late Form 4s, we believe that our executive officers and directors complied with all applicable Section 16(a) filing requirements during and with respect to the fiscal year ended June 30, 2005.
Corporate Governance—Our Code of Ethics
     Our Board of Directors and management are dedicated to exemplary corporate governance. In February 2000, we adopted a Code of Business Ethics and Conduct and revised our Code after adoption of regulations by the Securities and Exchange Commission in 2003. The Code is a statement of our high standards for ethical behavior and legal compliance, and it governs the manner in which we conduct our business. We require all of our employees, officers, and directors, including our financial executives, to abide by the Code. A copy of our Code of Ethics may be reviewed at our website at www.compextechnologies.com.
Item 11. Executive Compensation.
Summary Compensation Table
     The table below shows the cash and non-cash compensation paid or earned by our Chief Executive Officer and each of our most highly compensated executive officers who received salary and bonus of $100,000 or more during each of the years in the three-year period ended June 30, 2005:

			Annual Compensation			Long-Term
					Other	Compensation		All Other
Name and	Fiscal				Annual	Restricted		Compen-
Principal Position	Year		Salary	Bonus	Comp.	Stock (1)	Options (2)	sation (3)
Dan W. Gladney	2005		$349,067	$68,776	—	—	—	$10,205
President and	2004		336,705	52,905	—	61,300	40,000	9,796
Chief Executive Officer	2003	(4)	257,231	106,667	—	—	500,000	2,215

Scott P. Youngstrom	2005		$205,961	$28,814	—	—	—	$6,383
Vice President of	2004		197,009	23,331	—	15,325	10,000	5,730
Finance and Chief	2003	(4)	102,308	33,250	—	—	200,000	—
Financial Officer

Marshall Masko	2005		$167,843	$15,030	—	—	—	$5,202
President of Worldwide	2004		157,611	14,500	—	12,260	5,000	4,728
Consumer Products	2003	(4)	89,423	22,604	—	—	150,000	—

Wayne K. Chrystal	2005		$150,516	$17,709	—	—	—	$4,515
Vice President of	2004		140,979	14,500	—	9,195	3,500	4,229
Manufacturing Operations	2003		131,049	27,824	—	—	15,000	3,932

Gary (Michael) Goodpaster	2005		$187,781	$25,935	—	—	—	$6,395
Vice President of Sales	2004		179,925	21,000	—	15,325	50,000	6,072
Operations

(1)	Represents the grant on June 2, 4004 of 10,000 shares to Mr. Gladney, 2,500 shares to Mr. Youngstrom, 2,000 shares to Mr. Masko, 1,500 shares to Mr. Chrystal, and 2,500 shares to Mr. Goodpaster of restricted stock, each multiplied by $6.13 (the last sale price of our common stock on June 2, 2004). The restricted stock vests in annual increments of one-third of such shares commencing June 2, 2005.

(2)	Represents the number of shares of common stock that can be purchased upon the exercise of stock options granted during the year.

(3)	Represents company contributions to a 401(k) plan and for Mr. Gladney includes $3,904 and $1,051 paid for long-term disability premiums in 2005 and 2004, respectively.

(4)	The information in the table for 2003 represents compensation for the partial year period during which we employed Mr. Gladney, Mr. Youngstrom and Mr. Masko. Mr. Gladney’s employment commenced on September 1, 2002, Mr. Masko’s on November 25, 2002 and Mr. Youngstrom’s on December 9, 2002.

Stock Options
     The following table provides information about options that we granted during fiscal 2005 to the executive officers named in the summary compensation table:
Option Grants in Fiscal 2005

Potential Realizable
Value at Assumed Annual
	Number of	Percent of Total			Rates of Stock Price
	Securities	Options Granted To			Appreciation for
	Underlying Options	Employees in Fiscal	Exercise	Expiration	Option Term (1)
Name	Granted	2004	Price ($/Share)	Date	5% ($)	10% ($)
Mr. Gladney	—	—	—	—	—	—
Mr. Youngstrom	—	—	—	—	—	—
Mr. Masko	15,000	7.1%	$4.96	4/45/2012	$30,288	$70,584
Mr. Chrystal	—	—	—	—	—	—
Mr. Goodpaster	—	—	—	—	—	—

(1)	These amounts represent the realizable value of the subject options from the date of grant until termination, without discounting to present value, assuming appreciation in the market value of the common stock from the market price on the date of grant at the rates indicated. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock and overall stock market conditions. The amounts reflected in this table may not necessarily be achieved.
     The following table provides information about stock options held at the end of fiscal 2005 by the executive officers named in the Summary Compensation Table:
Option Exercises in Fiscal 2005 and Year-End Option Values

	Shares		Number of Securities		Value of Unexercised
	Acquired		Underlying Unexercised Options		In-the-Money Options
	On	Value	At End of Fiscal 2005		At End of Fiscal 2005 (1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Mr. Gladney	—	—	285,000	255,000	$168,025	$137,475
Mr. Youngstrom	—	—	102,500	107,500	49,000	49,000
Mr. Masko	—	—	76,250	93,750	24,000	24,000
Mr. Chrystal	—	—	63,375	19,575	74,018	9,668
Mr. Goodpaster	—	—	33,750	48,750	27,980	11,918

(1)	Represents the difference between $4.19 (the last sales price at June 30, 2005) and the exercise price multiplied by the number of shares.
Employment and Severance Agreements
     We have employment agreements with each of Mr. Gladney, Mr. Youngstrom, Mr. Masko and Mr. Goodpaster. The agreement with Mr. Gladney provides for an annual salary of $320,000, which has since been increased, for participation in our bonus plan, for the grant of two stock options to purchase a total of 500,000 shares of common stock, and for one year’s severance upon termination prior to a change of control, and two years’ severance upon termination after a change of control, when termination is not for cause or for good reason. The agreement also contains confidentiality and intellectual property assignment provisions, and a covenant not to compete during employment and for a period of one year after termination of employment. Except with respect to salaries, for stock options and for the length of severance, the employment agreements for Mr. Youngstrom, Mr. Masko and Mr. Goodpaster are similar to the agreement for Mr. Gladney. Each of Mr. Youngstrom, Mr. Masko, and Mr. Goodpaster is entitled to severance equal to six months salary upon termination without cause prior to a change of control, and for one year’s severance upon termination without cause or voluntarily for good reason after a change of control. Each of the agreements provide that no amounts will be paid that would constitute “excess parachute payments” within the meaning of Section 280G of the Internal Revenue Code.
     We have also entered into a severance pay agreement with Mr. Chrystal that provides for payments in the event of a change in control and his subsequent termination without cause or voluntarily for good reason, in an amount equal to one times his then-current annual salary. The agreement provides that no amounts will be paid that would constitute “excess parachute payments” within the meaning of Section 280G of the Internal Revenue Code.
Long-Term Incentive Plan Awards
     Other than the 1998 Stock Incentive Plan and the 1993 Employee Stock Purchase Plan, we do not maintain any long-term incentive plans.
Equity Compensation Plan Information
     We maintain a 1998 Stock Incentive Plan and the 1993 Employee Stock Purchase Plan, pursuant to which we may grant equity awards or sell common stock to our officers, employees and consultants. Our 1988 Restated Stock Option Plan has expired, but options remain outstanding that are subject to the plan. Each of these plans was approved by our shareholders. The following table provides information about equity awards under these plans as of the end of our most recent fiscal year:

	Number of	Weighted-	Number of securities
	securities to be	average exercise	remaining available for
	issued upon	price of	future issuance under
	exercise of	outstanding	equity compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected in
Plan category	and rights	rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,478,748	$4.87	184,384
Equity compensation plans not approved by security holders	650,000 (2)	$3.62	N/A
Total	2,128,748	$4.49

(1)	Consists of shares of common stock available for issuance under the 1998 Stock Incentive Plan and the 1993 Employee Stock Purchase Plan.

(2)	Includes nonqualified stock options outside any plan to purchase 500,000 shares granted to Mr. Gladney, options to purchase 100,000 shares granted to Mr. Youngstrom and options to purchase 50,000 shares granted to Mr. Masko, as an inducement to their initial employment. All of these options, with the exception of an option to purchase 250,000 shares granted to Mr. Gladney, become exercisable in annual increments of 25% of the shares on the first four anniversaries of the date of grant, expire on the seventh anniversary of the date of grant and have exercise prices equal to the fair market value on the date of grant. The remaining 250,000 share option granted to Mr. Gladney expires on the tenth year from the date of grant, becomes exercisable on the seventh year after the date of grant, and accelerates in part in the event the market price for our common stock exceeds various prices of between $7.00 and $13.00 per share for 20 consecutive trading days.

Compensation of our Directors
     Director Fees. Our Directors who are not also employees receive director fees of $5,000 per quarter plus $1,500 for each board meeting attended in person. Board members also receive $750 for each meeting of the compensation committee and the nominating and corporate governance committee attended. Members of the audit committee receive $1,500 for each meeting attended. The chair of each committee receives an additional annual fee of $6,000.
     Options. Our 1998 Stock Incentive Plan provides that our directors who are not also employees receive stock options to purchase 2,500 shares of common stock on the date of each annual meeting of shareholders. The plan also provides our Board with discretion, however, to grant larger options to directors. If any director is granted a larger option during the year preceding an annual meeting, then the options due at the annual meeting are not granted. All of the options granted under the plan to directors must be granted with an exercise price equal to the fair market value on the date of grant. Options granted under the plan to directors are fully exercisable from the date of grant and terminate 10 years after the date of grant.
     Messrs. Ayers and Jahnke each received an option under the plan to purchase 10,000 shares of common stock on the date of our annual meeting in November 2004 and Mr. Smith received an additional option to purchase 20,000 shares of common stock at such meeting. Mr. Blackford received an option to purchase 15,000 shares of common stock on his election as a board member in February 2005 and each of Mr. Nigon and Ms. LaPlante received an option to purchase 15,000 shares upon their election to the Board in July 2005. Accordingly, there will be no automatic grants at the annual meeting of shareholders for the 2005 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The following table sets forth, as of September 30, 2005, information about the ownership of our common stock by each person we know to own more than 5% of our common stock and by our director and executive officers:

Name	Shares Beneficially Owned (1)	Percent Owned
Heartland Advisors, Inc. (2) 789 North Water Street Milwaukee, WI 53202	1,303,900	10.3
Dalton, Greiner, Hartman, Maher & Co (3) 565 Fifth Avenue, Suite 2101 New York, NY 10017	1,003,424	7.9
Frederick H. Ayers	101,676	*
Gary M. Blackford	15,000	*
Dan W. Gladney	363,245	2.8
Richard E. Jahnke	82,500	*
Paulita LaPlante	15,000	*
Richard J. Nigon	15,000	*
Jack A. Smith	35,000	*
Scott P. Youngstrom	119,121	*
Wayne K. Chrystal	97,297	*
Marshall Masko	143,165	*
Gary M. Goodpaster	60,525	*
All Directors and named executive officers as a group (10 persons)	1,047,529	7.8%

*	Less than 1%

(1)	Includes shares that could be purchased within 60 days of September 30, 2005 upon the exercise of options by the following persons in the specified amounts: Mr. Ayers, 57,500 shares; Mr. Blackford, 15,000 shares; Mr. Gladney, 337,500 shares; Mr. Jahnke, 62,500 shares; Ms. LaPlante, 15,000 shares; Mr. Nigon, 15,000 shares; Mr. Smith, 35,000 shares; Mr. Youngstrom, 102,500 shares; Mr. Chrystal, 72,125 shares; Mr. Masko 123,750 shares; Mr. Goodpaster 51,250 shares; and all directors and officers as a group, 887,125 shares.

(2)	Based on Schedule 13G/A filed June 8, 2005.

(3)	Based on Schedule 13G/A filed February 14, 2005

Item 13. Certain Relationships and Related Transactions.
     Not applicable
Item 14. Principal Accountant Fees and Services
     The following table sets forth all fees billed to us, or which we expect to be billed us, by Ernst & Young LLP for years ended June 30, 2004 and June 30, 2005:

	2004	2005
Audit Fees (1)	$309,000	$740,900
Audit-Related Fees (2)	101,150	116,000
Tax Fees (3)	184,745	154,221
All Other Fees	—	—

(1)	Audit fees consist primarily of fees for services in connection with the audit of our annual financial statements, statutory audits in other countries in which we do business, and services in connection quarterly reviews of our financial statements.

(2)	Audit-related fees consists of $10,900 of fees in 2004 and $11,500 of fees in 2005 for audit of our employee benefit plans, $78,050 in 2004 and $82,295 in 2005 for audit of our corporate compliance program, and $12,200 in 2004 for advisory services in connection with establishment of our internal controls framework.

(3)	Tax fees consist of fees in connection with preparation of our domestic and foreign income tax returns (Return preparation), and fees in connection with an internal revenue service audit, for transfer pricing advice and other tax related advice (tax consulting).
     The Audit Committee has sole authority to appoint, determine funding for, retain and oversee our independent auditors and to pre-approve all audit services and permissible non-audit services. It is our policy to present to the entire committee proposals for all audit services and permissible non-audit services prior to engagement.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

COMPEX TECHNOLOGIES, INC.
Dated: October 28, 2005	By:	/s/ Dan W. Gladney
Dan W. Gladney
Chairman, President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Dan W. Gladney	Chairman, President, and Chief Executive Officer	October 28, 2005
Dan W. Gladney

Vice President of Finance and Chief Financial Officer
/s/ Scott P. Youngstrom	(Principal Financial and Accounting Officer)	October 28, 2005
Scott P. Youngstrom

/s/ Frederick H. Ayers	Director	October 28, 2005
Frederick H. Ayers

/s/ Gary D. Blackford	Director	October 28, 2005
Gary D. Blackford

/s/ Richard E. Jahnke	Director	October 28, 2005
Richard E. Jahnke

/s/ Paulita M. LaPlante	Director	October 28, 2005
Paulita M. LaPlante

/s/ Richard J. Nigon	Director	October 28, 2005
Richard J. Nigon

/s/ Jack A. Smith	Director	October 28, 2005
Jack A. Smith