Form 10-Q
period 2005-09-30
COMPEX TECHNOLOGIES INC
filed 2005-11-09
CIK 64578

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period Ended September 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of November 1, 2005 was:

Common Stock, $.10 par value	12,625,693 Shares

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
Our Quarterly Report on Form 10-Q contains a number of “forward-looking statements” where we indicate that we “anticipate,” “believe”, “expect”, “estimate” or use similar words to indicate what might happen in the future. These forward-looking statements represent our expectations about future events, including anticipated product introductions; changes in markets, customers and customer order rates; changes in third party reimbursement rates; expenditures for research and development; growth in revenue; taxation levels; and the effects of pricing decisions. When used in this 10-Q, the words “anticipate”, “believe”, “expect”, “estimate” and similar expressions are generally intended to identify forward-looking statements. You should evaluate these forward-looking statements in the context of a number of factors that may affect our financial condition and results of operations, including the following:
•	We maintain a reserve against the revenue we record for sales allowances on the contracted or negotiated sales and rental prices. Many third party reimbursement entities maintain schedules of the amount of sales and rental rates for our medical products that they will reimburse. Because it is difficult to collect from patients the excess of our contract price over these scheduled rates, and because our acceptance of the payment from the reimbursement entity in some cases constitutes acceptance of that rate for our sales or rental price, we normally do not pursue collection of the excess. The rate schedules from the various reimbursement entities vary and we do not know in advance the rates of reimbursement for all of our products from all of the reimbursement entities that may cover the patients that use our products. When we record revenue upon billing of a patient or healthcare provider, we offset the sales and rental prices, before recording it as revenue, with an allowance based on our historical experience of a blended average rate schedule of the reimbursement entities, weighting our current experience with known rates from larger entities. Nevertheless, to the extent there is a shift in the reimbursement entities that pay for sales or rentals of our products, or to the extent the reimbursement rate schedules of third party reimbursement entities change, our allowance may be inaccurate and we may be required to record additional allowances, resulting in a reduction in our revenue, with a corresponding reduction in net income.

•	Like many medical device companies that rely on third party reimbursement entities for payment, we have a large balance of uncollected accounts receivable. We also have a reserve for the portion of those receivables that we estimate will not be collected based on our historical experience. If we cannot collect an amount of receivables that is consistent with historical collection rates, we might be required to increase our reserve and charge off the portion of receivables we cannot collect. This additional “provision” for uncollectible accounts could significantly impact our operating results.

•	In the United States, our products are subject to reimbursement by private and public healthcare reimbursement entities that generally impose strict rules on applications for reimbursement. Changes in eligibility or requirements for reimbursement, or failure to comply with reimbursement requirements, could cause a reduction in our income from operations.

•	Healthcare reform, the expansion of managed care organizations and buying groups, and continued legislative pressure to control healthcare costs have all contributed to downward pressure on reimbursement rates and the prices of our medical products. Under the Medicare Modernization Act, Medicare is prohibited from increasing reimbursement rates for durable medical equipment, such as our medical products, through 2008. Further, this Act requires that Medicare commence a competitive bidding process for off-the-shelf products, such as our TENS devices, in 2007. Although this process will not initially be nationwide and is not binding on private reimbursement entities, we expect that Medicare and most reimbursement entities will be inclined to adjust their rate schedules based on the bidding results. Further, increasing healthcare costs has caused the formation of buying groups that enter into preferred supplier arrangements with one or more manufacturers of medical products in return for price discounts. If we are not able to obtain preferred supplier commitments from major buying groups or retain those commitments that we currently have, our sales and profitability could be adversely affected.

•	The products we sell in our United States medical products business may only be sold on physician prescription and, for most of those products where there is a government sponsored payor, only if we receive detailed documentation from the physician indicating the medical necessity of the product together with forms which we must submit to the paying agency. In most cases, the reimbursement agency, including Medicare, requires strict adherence to the requirements of the form and the failure to properly obtain and maintain the documentation can result in significant fines, penalties, and civil litigation. For example, we were subject to a Medicare whistleblower suit that we settled in 2000 for approximately $1.6 million. Although we believe we have implemented a compliance program designed to detect errors in complying with these regulations, if our program fails, our operations and results could be adversely affected.

•	The clinical effectiveness of our electrotherapy products has periodically been challenged and the effectiveness of electrotherapy products such as those offered by Compex for fitness and health applications has sometimes been questioned. Publicity about the effectiveness of electrotherapy for pain relief or other clinical applications and continued questions about the effectiveness of electrotherapy for conditioning could negatively impact revenue and income from operations.

•	We maintain significant amounts of finished goods inventory on consignment at clinics for distribution to patients. We may not be able to completely control losses of this inventory and, if inventory losses are not consistent with historical experience, we might be required to write off a portion of the carrying value of inventory.

•	The manufacture of medical and consumer products, and the labeling of those products for sale in the United States, requires compliance with quality assurance and labeling regulations of the Food and Drug Administration (FDA). Although we believe our manufacturing facilities and operations comply with these regulations, a failure to comply could result in our inability to manufacture, refurbish, and sell products until compliance is achieved.

•	The marketing of our consumer products is subject to regulations and oversight by both the FDA and the Federal Trade Commission (FTC) relating to misleading advertising. The FTC has commenced several enforcement actions against advertisers of abdominal belts during the past few years based on unsubstantiated claims. Although we have attempted to limit the claims made in our advertisements to matters that can be substantiated, if the FTC were to disagree with our conclusions, it could enjoin our marketing of these products for a period of time and impose fines and penalties. Any such actions would have a significant adverse impact on our operations.

•	We operate in both the medical device and consumer products markets, both of which are subject to a significant amount of regulation that affects the way we can advertise our products, sell our products, bill customers for our products and collect payment for our products.

•	We have not sold substantial volumes of consumer products in the United States, but intend to devote significant resources to market consumer products for health and fitness applications. The consumer market for electrical stimulation products is new and developing, and our success in this market will depend on a number of factors, including:
•	our ability to obtain clearance from the FDA and other regulatory authorities to market the products for all relevant consumer applications;

•	our ability to maintain distribution rights with, and to obtain adequate quantities of product from, the manufacturers of consumer products for which we serve as distributors;

•	our ability to establish consumer demand with a limited marketing budget;

•	our ability to secure “shelf space” in the United States with significant retailers; and,

•	the effectiveness of our products for their intended applications.
•	We market and sell several products manufactured by a number of different companies, including abdominal belts and other garment-based consumer products, iontophoresis products, traction devices, bone growth stimulation products, other orthopedic durable medical equipment (DME) products, and electrodes. We generally have less control over the quality and reliability of these

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

•	The terms of our third party distribution contracts, including our contracts for Slendertone products, may be altered if we do not meet the contract requirements. Although we believe we are currently in compliance with those contracts, we cannot be certain that we will be able to continue to sell product at the rates these contracts require. To concentrate our resources on our core products in Europe, we have elected to discontinue distribution of Slendertone product in those markets. In the United States, our contract for the sale of Slendertone product in the United States currently calls for minimum purchases which we have budgeted for in the coming year. Although we believe that we will be able to renegotiate this contract if we do not meet these minimums, we cannot be certain that we will be able to do so on similar terms or at all.

•	Approximately 22% of our revenue for the three months ended September 30, 2005, was generated by Compex SA, a subsidiary headquartered in Switzerland that does business primarily in Europe. There are risks in doing business in international markets which could adversely affect our business, including:
•	regulatory requirements;

•	export restrictions and controls, tariffs and other trade barriers;

•	difficulties in staffing and managing international operations;

•	fluctuations in currency exchange rates;

•	reduced protection for intellectual property rights;

•	changes in political and economic conditions;

•	seasonal reductions in business activity; and

•	potentially adverse tax assessments.
•	Although our products were among the first products sold for muscle toning and conditioning in Europe, the consumer markets for these products in some of the geographies have matured, and we have increasingly become subject to competition from lower cost products. Although we believe that we have maintained our reputation as the manufacturer of the highest quality products in these markets, the introduction and sale of lower cost products has caused some erosion of our sales volumes in these geographies and pressure on the price we charge for our products.

•	The revenue we have reported during the past three years, and to a lesser extent the income we have reported, has benefited from the decreasing value of the dollar in Europe, where Compex SA operates. Because we bill for and account for sales in Europe in local currency, during periods in which U.S. currency is devalued, sales of the same number of products at the same prices in Europe will result in our recording increasing sales revenue after conversion to U.S. currency. Conversely, if U.S. currency increases in value relative to the Euro and other European currencies in the future, we would report less revenue and potentially less income even at times when our operations in Europe continued to perform at historical levels. A large or rapid increase in the value of the dollar relative to the Euro could have a significant adverse impact on our reported revenue.

•	We have entered into a contract to perform private label, original equipment manufacturing (OEM) for a certain customer. The contract contains some minimum purchase requirements for the customer. If this customer does not meet any more than the minimum purchase requirements, it may result in lower than projected revenues and earnings in fiscal year 2006.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Included herein is the following unaudited condensed financial information:

Consolidated Balance Sheets as of September 30, 2005 and June 30, 2005

Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004

Consolidated Statements of Cash Flows for the three months ended September 30, 2005 and 2004

Notes to Consolidated Financial Statements

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2005	2005
		(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,044,158	$3,201,715
Receivables, less reserves of $19,250,165 and $18,988,214 at June 30, 2005 and September 30, 2005, respectively	37,268,582	38,760,097
Inventories	15,353,472	14,782,380
Deferred tax assets	6,108,627	6,105,622
Prepaid expenses	3,217,406	3,081,203

Total current assets	64,992,245	65,931,017

Property, plant, and equipment, net	5,902,780	6,687,361
Goodwill	16,630,871	16,617,285
Other intangible assets, net	1,636,682	1,552,415
Deferred tax assets	13,396	—
Other assets	142,617	144,114

Total assets	$89,318,591	$90,932,192

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$7,500,000	$9,000,000
Current maturities of long-term debt	1,614,596	2,907,149
Accounts payable	7,421,609	5,756,080
Accrued liabilities -
Payroll	2,719,545	2,078,874
Commissions	1,073,365	1,223,796
Income taxes	1,368,679	1,440,266
Other	4,735,831	4,991,772

Total current liabilities	26,433,625	27,397,937

LONG-TERM LIABILITIES
Long-term debt	4,127,019	2,889,318
Deferred tax liabilities	438,734	476,108

Total liabilities	30,999,378	30,763,363

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value: 30,000,000 shares authorized; issued and outstanding 12,526,880 and 12,625,693 shares at June 30, 2005 and September 30, 2005, respectively	1,252,688	1,262,569
Preferred stock, no par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Additional paid in capital	33,440,966	34,084,472
Unearned compensation on restricted stock	(47,329)	—
Accumulated other non-owner changes in equity	1,142,604	939,755
Retained earnings	22,530,284	23,882,033

Total stockholders’ equity	58,319,213	60,168,829

Total liabilities and stockholders’ equity	$89,318,591	$90,932,192

The accompanying notes are an integral part of these financial statements.

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30
	(unaudited)
	2004	2005
Net sales and rental revenue	$21,653,738	$27,643,988
Cost of sales and rentals	6,914,618	9,137,806

Gross profit	14,739,120	18,506,182

Operating expenses:
Selling and marketing	9,843,630	11,349,730
General and administrative	3,744,533	4,019,880
Research and development	722,535	539,784

Total operating expenses	14,310,698	15,909,394

Income from operations	428,422	2,596,788

Other income (expense):
Interest expense	(79,585)	(230,860)
Other	30,886	3,821

Income before income taxes	379,723	2,369,749

Income tax provision	151,000	1,018,000

Net income	$228,723	$1,351,749

Net income per common and common equivalent share
Basic	$0.02	$0.11

Diluted	$0.02	$0.11

Weighted average number of shares outstanding
Basic	12,454,107	12,592,325

Diluted	13,020,849	12,592,325

The accompanying notes are an integral part of these financial statements.

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30
	(unaudited)
	2004	2005
OPERATING ACTIVITIES:
Net income	$228,723	$1,351,749
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	248,920	370,252
Amortization	88,530	83,572
Stock-based compensation	18,848	362,532
Change in deferred taxes	(9,675)	54,387
Changes in current assets and liabilities — net of amounts acquired in acquisition
Receivables	(1,026,253)	(1,516,940)
Inventories	206,834	555,685
Prepaid expenses	956,768	130,949
Accounts payable	(1,265,160)	(1,651,178)
Accrued liabilities	(126,956)	(148,401)

Net cash used in operating activities	(679,421)	(407,393)

INVESTING ACTIVITIES:
Purchase of property and equipment	(239,132)	(1,159,078)
Changes in other assets, net	(13,600)	(1,919)

Net cash used in investing activities	(252,732)	(1,160,997)

FINANCING ACTIVITIES:
(Principal payments on) proceeds from long-term obligations	(51,738)	62,452
Proceeds from line of credit, net	1,300,000	1,500,000
Proceeds from exercise of stock options	—	237,390
Proceeds from employee stock purchase plan	214,976	100,794

Net cash provided by financing activities	1,463,238	1,900,636

Effect of exchange rates on cash and cash equivalents	23,903	(174,689)

Net increase in cash and cash equivalents	554,988	157,557

Cash and cash equivalents at beginning of period	3,198,832	3,044,158

Cash and cash equivalents at end of period	$3,753,820	$3,201,715

Supplemental cash flow information
Interest paid	$79,585	$228,273

Income taxes paid	$407,000	$953,000

The accompanying notes are an integral part of these financial statements.

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Accounting Policies
The amounts set forth in the preceding financial statements are unaudited as of and for the periods ended September 30, 2005 and 2004, however, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the periods presented. Such results are not necessarily indicative of results for the full year. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2005 included in the Company’s Annual Report on Form 10-K.
2. Reclassification
Certain prior year items have been reclassified to conform to the current year presentation.
3. Stock-Based Compensation
The Company elected to adopt the provisions of SFAS No. 123(R), “Share-Based Payment,” in the first quarter of fiscal 2006 under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, the Company is required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the Statement of Operations. Total expense related to stock-based compensation was $206,643, net of tax, for the three months ended September 30, 2005.

		Three Months Ended
		September 30
		2004
Net Income	As reported	$228,723
	Stock-based compensation on restricted stock	81,077
	Pro forma option expense, net of tax	(197,876)

	Pro forma	$111,924

Basic earnings per share	As reported	$0.02
	Pro forma	0.01

Diluted earnings per share	As reported	$0.02
	Pro forma	0.01
The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2005: dividend yield of 0%; expected volatility of 62.1%; risk-free interest rate of 3.07%; and expected life of 5 years.

4. Stockholders’ Equity:
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

	Weighted Average	Number of
	Exercise Price	Shares
Balance outstanding at June 30, 2005	$4.49	2,128,748
Granted	9.78	35,000
Exercised	3.37	(70,500)
Canceled	3.66	(27,500)

Balance outstanding at September 30, 2005	$5.20	2,065,748

Exercisable at September 30, 2005	$4.28	1,261,086

Available for grant at September 30, 2005		176,884

		Stock Options Outstanding		Stock Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise		Remaining	Exercise Price		Exercise Price
Price	Shares	Contractual Life	Per Share	Shares	Per Share
$2.25 to $ 2.94	115,000	2.1 Years	$2.56	115,000	$2.56
$3.30 to $ 3.85	1,095,250	4.9 Years	3.62	741,750	3.61
$3.87 to $ 5.92	514,500	5.9 Years	4.50	257,375	4.56
$6.13 to $10.75	340,998	5.5 Years	8.21	146,961	8.49

	2,065,748			1,261,086

Included in the options reflected in the foregoing tables are options to purchase a total of 95,000 shares granted to three consultants during the year ended June 30, 2004, all of which are exercisable to purchase common stock at a price equal to fair market value on the date of grant and expire in five years.
Stock Purchase Plan
The Company has reserved 200,000 authorized shares of its common stock for issuance under its Employee Stock Purchase Plan. All full-time employees are eligible to participate in the plan by having amounts deducted from their earnings. After the issuance of shares under the Employee Stock Purchase Plan with respect to the plan period ended September 30, 2005, there remained 23,263 shares available for future issuance under the Employee Stock Purchase Plan.

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
5. Inventory

	June 30, 2005	September 30, 2005
Inventories
Raw materials	1,280,370	$1,602,838
Work in process	417,090	483,052
Finished goods	13,656,012	12,696,490

Inventories, net	$15,353,472	$14,782,380

6. Fixed Assets

	June 30, 2005	September 30, 2005
Property, plant and equipment -
Land	$150,000	$150,000
Buildings	1,683,614	1,683,614
Clinical and rental equipment	1,744,193	1,812,953
Production equipment	3,547,785	4,390,465
Office furniture and equipment	9,931,107	10,157,057

	$17,056,699	$18,194,089
Less accumulated depreciation	(11,153,919)	(11,506,728)

Property, plant and equipment, net	$5,902,780	$6,687,361

Included in the Company’s consolidated balance sheet at September 30, 2005 and June 30, 2005 are net property, plant and equipment of the Company’s foreign operations, which are located in Europe and which total $1,196,549 and $1,350,744, respectively.

7. Business Acquisition
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
8. Note Payable and Long-Term Debt
The Company has a $15,000,000 U. S. credit facility which provides for revolving borrowings at varying rates based either on the bank’s prime rate or LIBOR. There were borrowings outstanding of $9,000,000 and $7,500,000 on the revolving credit line as of September 30, 2005 and June 30, 2005, respectively. The Company currently has $6,000,000 available under the revolving credit line. Borrowings under the U. S. credit facility are secured by substantially all assets of the Company. The weighted average rate on borrowings under the revolving line of credit was 6.43%. On June 23, 2005, the Company amended the credit agreement to borrow an additional $3.3 million under a term loan to fund the purchase price for the SpectraBrace acquisition.
The Company was in compliance with all financial covenants in its U. S. credit agreement as of September 30, 2005 and for the period then ended.
The Company has a $4,975,000 Swiss credit facility that provides for a three-year term loan at varying rates. As of September 30, 2005 and June 30, 2005, there were borrowings outstanding of $2,412,000 and $2,419,600 respectively, under this credit facility. Borrowings under this credit facility were used to fund the acquisition of Filsport Assistance S.r.l. in 2003. Borrowings under the Swiss credit facility are secured by all of the equity interest held by the Company’s Swiss subsidiary in Filsport. The credit facility called for three advances, the first two of which have already been paid. The third and final advance is due on June 30, 2006, and bears interest at 4.40%.
The Company was in compliance with all financial covenants in its Swiss Credit agreement as of September 30, 2005 and for the period then ended.

9. Per Share Data
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

	For the Three Months Ended
	September 30
	2004	2005
Numerator
Net Income	$228,723	$1,351,749

Denominator
Denominator for basic net income per share — weighted average shares outstanding	12,454,107	12,592,325
Effect of dilutive stock options	566,742	—

Denominator for diluted net income per share — weighted average shares outstanding	13,020,849	12,592,325

Basic net income per share	$0.02	$0.11
Diluted net income per share	0.02	0.11
Employee stock options of 374,976 and 697,563 for the three months ended September 30, 2004 and 2005, respectively, have been excluded from the diluted net income per share calculation because their effect would be anti-dilutive.
10. Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components. Adjustments to comprehensive income for the three months ended September 30, 2005 and September 30, 2004 consisted solely of gains (losses) on translation of foreign subsidiary financial statements from the functional currency to U.S. dollars of ($104,369) and $223,148, respectively, resulting in total comprehensive income of $1,247,380 and $451,871, respectively.

11. Segment Information
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
Revenue, cost of sales and rentals, and selling expenses by division are as follows:

	For the Three Months Ended September 30, 2005
	U.S. Medical	U.S. Consumer	International	Total
Revenue	$18,038,357	$3,512,364	$6,093,267	$27,643,988
Cost of sales and rentals	4,986,931	1,655,766	2,495,109	9,137,806

Gross profit	13,051,426	1,856,598	3,598,158	18,506,182
Margin	72.4%	52.9%	59.1%	66.9%
Selling and marketing expenses	7,516,710	2,025,503	1,807,517	11,349,730

Segment profit	5,534,716	(168,905)	1,790,641	7,156,452

	For the Three Months Ended September 30, 2004
	U.S. Medical	U.S. Consumer	International	Total
Revenue	$13,199,111	$925,018	$7,529,609	$21,653,738
Cost of sales and rentals	3,317,800	429,542	3,167,276	6,914,618

Gross profit	9,881,311	495,476	4,362,333	14,739,120
Margin	74.9%	53.6%	57.9%	68.1%
Selling and marketing expenses	5,745,158	2,015,265	2,083,207	9,843,630

Segment profit	4,136,153	(1,519,789)	2,279,126	4,895,490

Reconciliation of segment profit to income from operations:

	For the Three Months Ended
	September 30
	2004	2005
Total profit from segments	$4,895,490	$7,156,452
Unallocated corporate expenses:
General and administrative	3,744,533	4,019,880
Research and development	722,535	539,784

Income from operations	$428,422	$2,596,788

Net revenues by product lines are as follows:

	For the Three Months Ended
	September 30
	2004	2005
Rehabilitation products	$3,641,261	$5,740,938
Pain management	4,663,905	6,906,027
Consumer products	6,803,900	8,301,997
Accessories and supplies	6,544,672	6,695,026

	$21,653,738	$27,643,988

For the three months ended September 30, 2005, the Company does have a single customer that accounted for approximately 6% of consolidated revenue. The Company did not have a single customer that accounted for more than 5% of consolidated revenue for the three months ended September, 2004 or more than 5% of total receivables as of September 30, 2005 and 2004.
Assets by segment are as follows:

	U.S. Medical	U.S. Consumer	International	Total
Segment assets at September 30, 2005	$40,468,502	$3,322,426	$11,503,121	$55,294,049

Segment assets at June 30, 2005	$37,857,601	$2,113,933	$14,350,201	$54,321,735

Reconciliation of segment assets to total assets:

	June 30,	September 30,
	2005	2005
Assets from segments	$54,321,735	$55,294,049
Unallocated corporate assets:	34,996,856	35,638,143

Total assets	$89,318,591	$90,932,192

12. Commitments
The Company has approximately $150,000 that will become due to maintain celebrity endorsements through June 30, 2006.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We discuss the factors that significantly affected our financial results and our financial condition in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. For a more complete understanding of these factors, you should also review our consolidated balance sheets at June 30, 2004 and June 30, 2005, our consolidated statements of operations, statements of shareholders’ equity and statements of cash flows for the three years ended June 30, 2005, and the notes to those financial statements. These financial statements and the report of Ernst & Young LLP on our financial statements are included in Item 8 of our Form 10-K for the year ended June 30, 2005.
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
United States Medical. The direct medical division involves providing products to patients for rent or purchase, the sale of accessories to patients for the ongoing use of such products and billing of the patient’s insurance provider for the products and accessories. The wholesale medical division involves the sale of devices and medical supplies primarily to clinics and medical equipment distributors. We recognize revenue in accordance with Staff Accounting Bulletin (SAB) No. 101, as amended by SAB No. 104, when each of the following four conditions are met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured. Accordingly, we recognize direct medical revenue, both rental and purchase, when products have been dispensed to the patient and the patient’s insurance has been verified. For medical products that are sold from inventories consigned at clinic locations, we recognize revenue when we receive notice that the product has been prescribed and dispensed to the patient and the insurance has been verified or preauthorization has been obtained from the insurance company, when required. We recognize wholesale medical revenue when we ship our products to our wholesale customers. Revenue from the rental of products to patients is recognized ratably based on the number of days remaining in the month. Rental revenue for the three months ended September 30, 2005 and 2004, accounted for approximately 16% and 19%, respectively, of the United States medical revenue. Products on rental contracts are placed in fixed assets and depreciated over their estimated useful life. All revenue is recognized net of estimated sales allowances and returns.
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
Reserve for Uncollectible Accounts Receivable. Managing our accounts receivable, particularly in our U.S. medical division, represents one of our biggest business challenges. The process of determining what products will be reimbursed by third party payors and the amounts that they will reimburse is very complex and the reimbursement environment is constantly changing. We maintain a reserve for uncollectible receivables and provide for additions to the reserve to account for the risk of nonpayment. We set the amount of the reserve, and adjust the reserve at the end of each reporting period, based on a number of factors, including historical rates of collection, and with respect to our U.S. medical division, trends in the historical rates of collection and current relationships and experience with insurance companies or other third party payors. If the rates of collection of past-due receivables recorded for previous fiscal periods changes, or if there is a trend in the rates of collection on those receivables, we may be required to change the rate at which we provide for additions to the reserve. Such a change, even though small in absolute terms, can significantly affect financial performance in current periods. A change in the rates of our collection can result from a number of factors, including turnover in personnel, changes in the reimbursement policies or practices of payors, or changes in industry rates of reimbursement. Further, the reserve may be affected by significant charge-offs if a related group of receivables become doubtful that were not previously anticipated to be doubtful. Accordingly, the provision for uncollectible accounts receivable recorded in the statement of operations has fluctuated and may continue to fluctuate significantly from quarter to quarter as such trends change.
Carrying Value of Inventory. The U.S. direct medical division maintains a large balance of electrical stimulation devices on consignment at clinics and other healthcare providers that are not under our control. In the course of our business, some of this product is lost. Although we have the right in most cases to seek reimbursement for the lost product from our sales representatives or the healthcare providers, in some instances we forego that right in order to maintain favorable relationships. We maintain a reserve for the amount of consignment inventory that may be lost based on our experience as developed through periodic field audits. We cannot be certain that future rates of product loss will be consistent with our historical experience and we could be required to increase the rate at which we provide for such lost inventory, thus adversely affecting our operating results.
Carrying Value of Intangible Assets. We had a balance of intangible assets of approximately $18.2 million at September 30, 2005, most of which constituted goodwill and the value of acquired technology, from several acquisitions. We are required to charge-off the carrying value of identifiable intangibles and related goodwill to the extent it may not be recoverable. We assess the impairment of identifiable intangibles and related goodwill annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:
•	significant under-performance relative to expected historical or projected future operating results;

•	significant changes in the manner of use of the acquired assets or our overall business strategy;

•	significant negative industry or economic trends; and

•	significant decline in our stock price for a sustained period and our market capitalization relative to net book value.
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

Results of Operations
Our results of operations for the quarter ended September 30, 2005 reflect continued, steady growth in our U.S. medical business, the first significant contribution from our U.S. consumer business, and success with new products in our international business. Benefiting from several successful shopping network and infomercial airings, our U.S. consumer revenue accounted for over 12% of revenue, but was insignificant during the comparable quarter last year. We continue to invest in the U.S. consumer initiative with expectations of continued growth through exposure at retailers and additional celebrity promotion. Health and wellness products that we introduced in Europe in late fiscal 2004 generated significant sales and appear to be competing favorably with low cost consumer products of competitors. Foreign currency translation rates were comparable for both periods ended September 30, 2005 and 2004 and, therefore, did not have a material effect on our operating results.
The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:

	Three Months Ended
	September 30
	2004	2005
Net sales and rental revenue	100.0%	100.0%

Cost of sales and rentals	31.9	33.1

Gross profit	68.1	66.9

Operating expenses
Selling and marketing	45.5	41.1
General and administrative	17.3	14.5
Research and development	3.3	2.0

Total operating expenses	66.1	57.6

Income from operations	2.0	9.3

Other expense, net	0.2	0.8

Income tax provision	0.7	3.7

Net income	1.1%	4.8%

Our revenue increased by 28% to $27.6 million during the fiscal quarter ended September 30, 2005 as compared to $21.7 million for the first fiscal quarter ended September 30, 2004. Significant increases in both our domestic medical business and our domestic consumer business, were partially offset by a decrease in our international revenues.
Our U.S. medical division posted a 37% increase, on revenues of $18.0 million, during the quarter when compared to the same quarter last year. Our direct medical business recorded an increase of 15% over prior year amounts, reflecting our commitment to expanding our sales force and reinforcing our strategy of calling directly on physicians. This 15% increase was achieved despite lower average selling prices in fiscal 2006 reflecting the increasing pressures on collections and revenue mix shifting from the higher reimbursement workers’ compensation/personal injury segment to the group contract insurance segment. Our wholesale business, benefiting from large OEM revenues, contributed $1.7 million of the increase. A large portion of the OEM revenues reflect sell-in orders to a single customer to fill a distribution channel. We do not anticipate the same volume from this customer or the same level of revenue in our wholesale business in the second fiscal quarter and expect that revenues from our wholesale business will continue to vary significantly quarter to quarter. Revenue from our June 2005 acquisition of SpectraBrace, Ltd. contributed $1.3 million to the increase. We anticipate our revenue from SpectraBrace to increase slightly over future periods. As SpectraBrace was acquired in June 2005, there is no comparable revenue in the prior year. We continue to expand our wholesale business to durable medical equipment distributors with a new line of low cost TENS devices using the Staodyn brand in an effort to promote this part of our business.
Our U.S. consumer division recorded revenue of $3.5 million for the quarter ended September 30, 2005. This compares to $925,000 of revenue recorded for the comparable period last year. Revenues generated from our infomercial totaled $1.4 million for the first quarter of 2006. Revenue generated from the infomercial is subject to seasonality and future results may vary significantly, up or down, as compared to our first quarter results. We anticipate continued sales through our current agreements with The Home Shopping Network (HSN) and General Nutrition Centers (GNC) and we will continue to focus on landing other major retail chains. However, we do not expect to generate substantial increases in sales of these products until we secure additional national retail sales agreements.
Our international division posted revenue of $6.1 million for the quarter ended September 30, 2005. This represents a decrease of 19% from the $7.5 million recorded during the quarter ended September 30, 2004. This is primarily due to a 22% decrease in the unit sales of our Compex line of products. We are still competing against lower-priced competitors in the large Italian market. We intend to introduce a lower priced model late in the second quarter of fiscal 2006. Unit sales in Spain and France, our other two large markets, are down slightly when compared to prior year. We expect this to return to prior year levels in the second quarter. Slendertone product sales were up slightly over prior year, however, we have decided to discontinue marketing these products in Europe. There is very little product remaining to be distributed and any products deemed in excess will be brought over to the U.S. market for sale. There was no significant impact from exchange rates as rates were comparable to prior year.
Our gross profit was $18.5 million or 66.9% of revenue for the quarter ended September 30, 2005. This compares to $14.7 million or 68.1% of revenue for the first quarter ended September 30, 2004. The decrease in our gross margin is primarily due to an increase in our U.S. consumer revenue and the large increase in revenues from our wholesale/OEM group as a percent of total revenue. The margins on the U.S. consumer and the OEM manufacturing products are lower than those generated by our direct U.S. medical business and our international division. As our U.S. consumer revenue continues to be a larger percentage of our total revenues, our gross margin will decrease. We anticipate that our gross margins will settle in the low to mid 60% range.
Selling and marketing expenses for the quarter ended September 30, 2005, increased 15% to $11.3 million or 41.1% of revenue, up from $9.8 million or 45.5% of revenue for the comparable quarter last year. Spending in our U.S. consumer division, in promoting our Slendertone product line, was comparable to prior period in absolute dollars however, lower as a percentage of revenue. Additionally, expenses in our U.S. medical division increased, proportionately to our increase in revenue, reflecting our investment in more direct sales representatives. This was partially offset by a decrease in spending in our international selling and marketing due to a reduction in sales commissions and Slendertone promotion and advertising expenses when compared to prior year. Our selling and marketing expenses also increased in absolute dollars over prior year due to an additional $97,000 of compensation expense related to stock based employee benefits recorded in the quarter ended September 30, 2005, because of the implementation of FAS123(R). We currently anticipate increased selling and marketing expenses in the quarter ending December 31, 2005, as we introduce television advertisements in Europe designed to enhance our competitive position.
General and administrative expenses for the quarter ended September 30, 2005, totaled $4.0 million or 14.5% of revenue, representing a 7% increase over the $3.7 million or 17.3% of revenue recorded for the quarter ended September 30, 2004. Our general and administrative expenses increased in absolute dollars over prior year due primarily to an additional $151,000 of compensation expense related to stock based employee benefits recorded in the quarter ended September 30, 2005, because of the implementation of FAS123(R). We became subject to the requirements of FAS123(R) in the September 2005 quarter. We anticipate our general and administrative expenses to remain relatively constant over the remainder of the year.
Our research and development expenses for the quarter ended September 30, 2005, decreased 25% to $540,000 from $723,000 for the comparable quarter ended September 30, 2004. We have projects under development that will support all three of our business segments and we anticipate research and development spending will grow slightly in absolute dollars, but will decrease as a percent of revenue in future periods as our revenue from our U.S. consumer division increases.
Interest expense increased from $80,000 for the quarter ended September 30, 2004 to $231,000 for the quarter ended September 30, 2005. In June 2005, we incurred additional borrowings of approximately $3.3 million that we used to finance the SpectraBrace, Ltd. acquisition. As a result, our average outstanding borrowing levels for the quarter ended September 30, 2005, were higher than the comparable quarter in 2004.
The provision for income taxes was 43% for the first quarter of fiscal year 2006 and 40% for the comparable period in 2005. The increase to 43% in the current quarter reflects expense recorded for non-deductible employee stock options related to FAS 123(R). We believe 43% is a reasonable estimate of the effective rate for fiscal 2006.
As a result of the activities described above, our net income for the quarter ended September 30, 2005 was $1.4 million, up significantly from $229,000 of net income for the quarter ended September 30, 2004. Diluted earnings per share increased from $0.02 during the quarter ended September 30, 2004 on weighted average shares of 13,020,849 to $0.11 during the quarter ended September 30, 2005 on weighted average shares of 12,592,325.
Liquidity and Capital Resources
Our operating activities used cash of $407,000 during the three months ended September 30, 2005, as compared to $679,000 used during the quarter ended September 30, 2004. Although we generated cash from earnings, after adjustment for depreciation and amortization, of approximately $1.8 million during the first quarter of fiscal 2006, we used over $1.5 million to finance increased receivables during the fiscal 2006 quarter, as a result of the large sales from the U.S. consumer business. In both quarters, we used cash through decreased balances of payables, reflecting the impact of year-end timing differences and the payment of estimated income taxes. This was partially offset by a decrease in our inventory balances through the strong sales generated by our wholesale business.
We used $1.2 million in investing activities in the first three months of fiscal 2006 for purchases of property and equipment, primarily manufacturing equipment required to meet our increased production requirements. We used $253,000 of cash in the first three months of fiscal 2005 for purchases of property and equipment, primarily clinical and rental equipment.
Our financing activities provided $1.9 million of cash during the first three months of fiscal 2006, mainly from the borrowing of $1.5 million under our domestic credit line to finance expenditures in the U.S. consumer division, from cash received from exercise of stock options, and from purchases under our employee stock purchase plan. During the first quarter of fiscal 2005, we generated $1.5 million from financing activities, which included purchases under our employee stock purchase plan of $215,000 and the borrowing of $1.3 million under our domestic credit line.
At September 30, 2005, we had a balance of $9.0 million outstanding under our U.S. credit facility, $3.3 million under our U.S. term loan, and $2.4 million under our European credit facility. Based on our credit agreement, we believe we could borrow up to an additional $6.0 million under our credit facility.
In addition to approximately $2.5 million of payments due under our debt agreements and lease obligations during the following year, we have approximately $150,000 that will become due to maintain celebrity endorsements. We expect to continue to support the U.S. consumer division by investing in sales and marketing, and in inventory and infrastructure, over the remainder of the fiscal year to market these sport products in the United States. We may also apply cash to acquisitions during future periods.
We believe that available cash and borrowings under our credit lines will be adequate to fund cash requirements for the current fiscal year and the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the quarter ended September 30, 2005, our revenue originating outside the U.S. was 22% of total revenue, substantially all of which was denominated in the local functional currency. Currently, we do not employ currency hedging strategies to reduce the risks associated with the fluctuation of foreign currency exchange rates.
Our international division is subject to risks typical of an international division, including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.
We are exposed to market risk from changes in the interest rates on certain outstanding debt. The outstanding loan balance under our $15 million credit facility bears interest at a variable rate based on the bank’s prime rate or LIBOR. Based on the average outstanding bank debt for fiscal 2006, a 100 basis point change in interest rates would change interest expense by approximately $140,000.
ITEM 4. CONTROLS AND PROCEDURES
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
During the quarter ended September 30, 2005, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

COMPEX TECHNOLOGIES, INC.

November 9, 2005 Date	/s/ Dan W. Gladney Dan W. Gladney
President and Chief Executive Officer

November 9, 2005 Date	/s/ Scott P. Youngstrom Scott P. Youngstrom
Vice President of Finance
(Principal Financial and Accounting Officer)