Form 10-Q
period 2005-12-31
COMPEX TECHNOLOGIES INC
filed 2006-02-08
CIK 64578

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period Ended December 31, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer:
Large accelerated filer            ☐                         Accelerated filer          ☑                          Non-accelerated filer          ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of February 1, 2006 was:

Common Stock, $.10 par value	12,721,619 Shares

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
Our Quarterly Report on Form 10-Q contains a number of “forward-looking statements” where we indicate that we “anticipate,” “believe,” “expect” or “estimate” or use similar words to indicate what might happen in the future. These forward-looking statements represent our expectations about future events, including anticipated product introductions; changes in markets, customers and customer order rates; changes in third party reimbursement rates; expenditures for research and development; growth in revenue; taxation levels; and the effects of pricing decisions. When used in this 10-Q, the words “anticipate,” “believe,” “expect,” “estimate” and similar expressions are generally intended to identify forward-looking statements. You should evaluate these forward-looking statements in the context of a number of factors that may affect our financial condition and results of operations, including the following:
•	We executed an Agreement and Plan of Merger with Encore Medical Corporation and Encore-Snow Acquisition Corp. on November 14, 2005 that provides for the acquisition of Compex by Encore Medical and the issuance to all of our shareholders of shares of Encore Medical common stock in exchange for their shares of Compex common stock. This acquisition is contingent upon a number of conditions, including approval by our shareholders at a special meeting we have called at 10:00 on February 23, 2006. As is common in such transactions, the market price of our common stock has been influenced primarily by the market price of Encore common stock multiplied by the exchange ratio. If any of the conditions to the acquisition were not satisfied, or the acquisition was cancelled for any other reason, the trading range for our common stock would be adversely affected. Further, if the acquisition were delayed or cancelled, it could impact our ongoing operations. You should review the risks with respect to completion of the acquisition contained in the joint proxy/prospectus included as part of the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by Encore on January 23, 2006.

•	We maintain a reserve against the revenue we record for sales allowances on the contracted or negotiated sales and rental prices. Many third party reimbursement entities maintain schedules of the amount of sales and rental rates for our medical products that they will reimburse. Because it is difficult to collect from patients the excess of our contract price over these scheduled rates, and because our acceptance of the payment from the reimbursement entity in some cases constitutes acceptance of that rate for our sales or rental price, we normally do not pursue collection of the excess. The rate schedules from the various reimbursement entities vary and we do not know in advance the rates of reimbursement for all of our products from all of the reimbursement entities that may cover the patients that use our products. When we record revenue upon billing of a patient or health care provider, we offset the sales and rental prices, before recording it as revenue, with an allowance based on our historical experience of a blended average rate schedule of the reimbursement entities, weighting our current experience with known rates from larger entities. Nevertheless, to the extent there is a shift in the reimbursement entities that pay for sales or rentals of our products, or to the extent the reimbursement rate schedules of third party reimbursement entities change, our allowance may be inaccurate and we may be required to record additional allowances, resulting in a corresponding reduction in net revenue and income.

•	Like many medical device companies that rely on third party reimbursement entities for payment, we have a large balance of uncollected accounts receivable. We also have a reserve for the portion of those receivables that we estimate will not be collected based on our historical experience. If we cannot collect an amount of receivables that is consistent with historical collection rates, we might be required to increase our reserve and charge off the portion of receivables we cannot collect. This additional “provision” for uncollectible accounts could significantly impact our operating results.

•	In the United States, our products are subject to reimbursement by private and public healthcare reimbursement entities that generally impose strict rules on applications for reimbursement. Changes in eligibility or requirements for reimbursement, or failure to comply with reimbursement requirements, could cause a reduction in our income from operations.

•	Healthcare reform, the expansion of managed care organizations and buying groups, and continued legislative pressure to control healthcare costs have all contributed to downward pressure on reimbursement rates and the prices of our medical products. Under the Medicare Modernization Act, Medicare is prohibited from increasing reimbursement rates for durable medical equipment, such as our medical products, through 2008. Further, this Act requires that Medicare commence a competitive bidding process for off-the-shelf products, such as our TENS devices, in 2007. Although this process will not initially be nationwide and is not binding on private reimbursement entities, we expect that Medicare and most reimbursement entities will be inclined to adjust their rate schedules based on the bidding results. Further, increasing healthcare costs has caused the formation of buying groups that enter into preferred supplier arrangements with one or more manufacturers of medical products in return for price discounts. If we are not able to obtain preferred supplier commitments from major buying groups or retain those commitments that we currently have, our sales and profitability could be adversely affected.

•	The products we sell in our United States medical products business may only be sold on physician prescription and, for most of those products where there is a government sponsored payor, only if we receive detailed documentation from the physician indicating the medical necessity of the product, together with forms which we must submit to the paying agency. In most cases, the reimbursement agency, including Medicare, requires strict adherence to the requirements of the form and the failure to properly obtain and maintain the documentation can result in significant fines, penalties, and civil litigation. For example, we were subject to a Medicare whistleblower suit that we settled in 2000 for approximately $1.6 million. Although we believe we have implemented a compliance program designed to detect errors in complying with these regulations, if our program fails, our operations and results could be adversely affected.

•	The clinical effectiveness of our electrotherapy products has periodically been challenged and the effectiveness of electrotherapy products such as those offered by Compex for fitness and health applications has sometimes been questioned. Publicity about the effectiveness of electrotherapy for pain relief or other clinical applications and continued questions about the effectiveness of electrotherapy for conditioning could negatively impact revenue and income from operations.

•	We maintain significant amounts of finished goods inventory on consignment at clinics for distribution to patients. We may not be able to completely control losses of this inventory and, if inventory losses are not consistent with historical experience, we might be required to write off a portion of the carrying value of inventory.

•	The manufacture of medical and consumer products, and the labeling of those products for sale in the United Sates, requires compliance with quality assurance and labeling regulations of the Food and Drug Administration (FDA). Although we believe our manufacturing facilities and operations comply with these regulations, a failure to comply could result in our inability to manufacture, refurbish, and sell products until compliance is achieved.

•	The marketing of our consumer products is subject to regulations and oversight by both the FDA and the Federal Trade Commission (FTC). The FTC has commenced several enforcement actions against advertisers of abdominal belts during the past few years relating to misleading advertising and based on unsubstantiated claims. Although we have attempted to limit the claims made in our advertisements to matters that can be substantiated, if the FTC were to disagree with our conclusions, it could enjoin our marketing of these products for a period of time and impose fines and penalties. Any such actions would have a significant adverse impact on our operations.

•	We operate in both the medical device and consumer products markets, both of which are subject to a significant amount of regulation that affects the way we can advertise our products, sell our products, bill customers for our products and collect payment for our products.

•	We intend to devote significant resources to continue to market consumer products for health and fitness applications in the U.S. The consumer market for electrical stimulation products is new and developing, and our success in this market will depend on a number of factors, including:

•	our ability to obtain clearance from the FDA and other regulatory authorities to market the products for all relevant consumer applications;

•	our ability to maintain distribution rights with, and to obtain adequate quantities of product from, the manufacturers of consumer products for which we serve as distributors;

•	our ability to establish consumer demand with a limited marketing budget;

•	our ability to secure “shelf space” in the United States with significant retailers; and,

•	the effectiveness of our products for their intended applications.
•	We market and sell several products manufactured by a number of different companies, including abdominal belts and other garment-based consumer products, iontophoresis products, traction devices, bone growth stimulation products, other orthopedic durable medical equipment (DME) products, and electrodes. We generally have less control over the quality and reliability of these third party products. If these products do not comply with their specifications or otherwise fail to properly function, we may receive an increased amount of returns for which we are primarily responsible, may be required to recall products, may suffer a decrease in product reputation and goodwill in the marketplace, and may be unable to sell products currently on hand. Any of these events could negatively impact our operations, particularly if sale of these third party products becomes a substantial part of our business.

•	The terms of our third party distribution contracts, including our contracts for Slendertone products, may be altered if we do not meet the contract requirements. Although we believe we are currently in compliance with those contracts, we cannot be certain that we will be able to continue to sell product at the rates these contracts require. To concentrate our resources on our core products in Europe, we have elected to discontinue distribution of Slendertone product in those markets. In the United States, our contract for the sale of Slendertone product in the United States currently calls for minimum purchases which we have budgeted for in the coming year. Although we believe that we will be able to renegotiate this contract if we do not meet these minimums, we cannot be certain that we will be able to do so on similar terms, or at all.

•	Approximately 23% of our revenue for the six months ended December 31, 2005 was generated by Compex SA, a subsidiary headquartered in Switzerland that does business primarily in Europe. There are risks in doing business in international markets which could adversely affect our business, including:
•	regulatory requirements;

•	export restrictions and controls, tariffs and other trade barriers;

•	difficulties in staffing and managing international operations;

•	fluctuations in currency exchange rates;

•	reduced protection for intellectual property rights;

•	changes in political and economic conditions;

•	seasonal reductions in business activity; and

•	potentially adverse tax assessments.
•	Although our products were among the first products sold for muscle toning and conditioning in Europe, the consumer markets for these products in some of the geographies have matured, and we have increasingly become subject to competition from lower cost products. Although we believe that we have maintained our reputation as the manufacturer of the highest quality products in these markets, the introduction and sale of lower cost products has caused some erosion of our sales volumes in these geographies and pressure on the price we charge for our products.

•	The revenue we have reported during the current year and, to a lesser extent the income we have reported, has been affected from the increasing value of the dollar in Europe, where Compex SA operates. A large or rapid increase in the value of the dollar relative to the Euro could have a significant adverse impact on our reported revenue. Conversely, if U.S. currency decreases in value relative to the Euro and other European currencies in the future, we would report more revenue and potentially more income, even at times when our operations in Europe have failed to perform at historical levels. Because we bill for and account for sales in Europe in local currency, during periods in which U.S. currency is devalued, sales of the same number of products at the same prices in Europe will result in our recording increasing sales revenue after conversion to U.S. currency.
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

PART I — FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS
Included herein is the following unaudited condensed financial information:
Consolidated Balance Sheets as of December 31, 2005 and June 30, 2005
Consolidated Statements of Operations for the three months and six months ended December 31, 2005 and 2004
Consolidated Statements of Cash Flows for the six months ended December 31, 2005 and 2004
Notes to Consolidated Financial Statements

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2005
		(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,044,158	$3,963,420
Receivables, less reserves of $19,250,165 and $20,811,395 at June 30, 2005 and December 31, 2005, respectively	37,268,582	43,859,809
Inventories, net	15,353,472	16,738,344
Deferred tax assets	6,108,627	6,105,622
Prepaid expenses	3,217,406	2,616,194

Total current assets	64,992,245	73,283,389

Property, plant, and equipment, net	5,902,780	6,609,959
Goodwill	16,630,871	16,538,988
Other intangible assets, net	1,636,682	1,364,124
Deferred tax assets	13,396	—
Other assets	142,617	139,395

Total assets	$89,318,591	$97,935,855

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,614,596	$2,913,963
Notes payable	7,500,000	14,000,000
Accounts payable	7,421,609	7,668,319
Accrued liabilities -
Payroll	2,719,545	1,446,062
Commissions	1,073,365	1,486,681
Income taxes	1,368,679	223,621
Other	4,735,831	5,032,919

Total current liabilities	26,433,625	32,771,565

LONG-TERM LIABILITIES
Long-term debt	4,127,019	2,727,661
Deferred tax liabilities	438,734	510,183

Total liabilities	30,999,378	36,009,409

STOCKHOLDERS’ EQUITY
Common stock, $.10 par value: 30,000,000 shares authorized; issued and outstanding 12,526,880 and 12,659,143 shares at June 30, 2005 and December 31, 2005, respectively	1,252,688	1,265,914
Preferred stock, no par value: 5,000,000 shares authorized; none issued and outstanding	—	—
Additional paid in capital	33,440,966	34,428,853
Unearned compensation on restricted stock	(47,329)	—
Accumulated other non-owner changes in equity	1,142,604	1,115,526
Retained earnings	22,530,284	25,116,153

Total stockholders’ equity	58,319,213	61,926,446

Total liabilities and stockholders’ equity	$89,318,591	$97,935,855

The accompanying notes are an integral part of these financial statements.

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31		December 31
	(unaudited)		(unaudited)
	2004	2005	2004	2005
Net sales and rental revenue	$25,212,349	$29,537,585	$46,866,088	$57,181,573
Cost of sales and rentals	8,467,434	10,157,093	15,382,052	19,294,899

Gross profit	16,744,915	19,380,492	31,484,036	37,886,674

Operating expenses:
Selling and marketing	10,353,246	12,366,427	20,196,876	23,716,157
General and administrative	3,933,364	3,962,379	7,677,895	7,982,259
Research and development	656,892	577,629	1,379,427	1,117,413

Total operating expenses	14,943,502	16,906,435	29,254,198	32,815,829

Income from operations	1,801,413	2,474,057	2,229,838	5,070,845

Other income (expense):
Interest expense	(104,232)	(302,646)	(183,817)	(533,506)
Other	15,142	2,709	46,025	6,530

Income before income taxes	1,712,323	2,174,120	2,092,046	4,543,869

Income tax provision	684,000	940,000	835,000	1,958,000

Net income	$1,028,323	$1,234,120	$1,257,046	$2,585,869

Net income per common and common equivalent share
Basic	$0.08	$0.10	$0.10	$0.21

Diluted	$0.08	$0.10	$0.10	$0.20

Weighted average number of shares outstanding
Basic	12,454,759	12,634,016	12,454,433	12,613,171

Diluted	12,912,695	12,984,520	12,968,667	12,757,927

The accompanying notes are an integral part of these financial statements.

COMPEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31
	(unaudited)
	2004	2005
OPERATING ACTIVITIES:
Net income	$1,257,046	$2,585,869
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	661,962	771,116
Amortization	162,505	267,861
Stock-based compensation	120,952	601,874
Change in deferred taxes	(6,511)	89,043
Changes in current assets and liabilities - net of amounts acquired in acquisition
Receivables	(4,924,129)	(6,763,177)
Inventories	(603,521)	(1,500,531)
Prepaid expenses	410,792	565,682
Accounts payable	177,589	343,759
Accrued liabilities	243,744	(1,608,418)

Net cash used in operating activities	(2,499,571)	(4,646,922)

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,328,069)	(1,506,991)
Changes in other assets, net	(6,300)	372

Net cash used in investing activities	(1,334,369)	(1,506,619)

FINANCING ACTIVITIES:
Principal payments on long-term obligations, net	(956,072)	(48,591)
Proceeds from line of credit, net	4,300,000	6,500,000
Proceeds from employee stock purchase plan	131,720	100,794
Proceeds from exercise of stock options	47,395	345,774

Net cash provided by financing activities	3,523,043	6,897,977

Effect of exchange rates on cash and cash equivalents	(165,729)	174,826

Net (decrease) increase in cash and cash equivalents	(476,626)	919,262

Cash and cash equivalents at beginning of period	3,198,832	3,044,158

Cash and cash equivalents at end of period	$2,722,206	$3,963,420

Supplemental cash flow information
Interest paid	$183,817	$445,097

Income taxes paid	$1,251,124	$3,094,000

The accompanying notes are an integral part of these financial statements.

COMPEX TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Accounting Policies
The amounts set forth in the preceding financial statements are unaudited as of and for the periods ended December 31, 2005 and 2004, however, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the periods presented. Such results are not necessarily indicative of results for the full year. The accompanying financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended June 30, 2005 included in the Company’s Annual Report on Form 10-K.
2. Reclassification
Certain prior year items have been reclassified to conform to the current year presentation.
3. Stock-Based Compensation
The Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” in the first quarter of fiscal 2006 under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, the Company is required to recognize compensation cost for share-based payments to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the Statement of Operations. Total expense related to stock-based compensation was $136,425, net of tax, for the three months ended December 31, 2005 and $343,068, net of tax, for the six months ended December 31, 2005.

	Three Months Ended	Six Months Ended
	December 31	December 31
	2004	2004
Net Income
As reported	$1,028,323	$1,257,046
Stock-based compensation on restricted stock	$18,848	$37,696
Pro forma option expense, net of tax	$(246,305)	$(492,164)

Pro forma option	$800,866	$802,528

Basic earnings per share
As reported	$0.08	$0.10
Pro forma	0.06	0.06
Diluted earnings per share
As reported	$0.08	$0.10
Pro forma	0.06	0.06
     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2005: dividend yield of 0%; expected volatility of 61.9%; risk-free interest rate of 3.56%; and expected life of 5 years.

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

	Weighted Average
	Exercise Price	Number of Shares
Balance outstanding at June 30, 2005	$4.49	2,128,748
Granted	4.68	35,000
Exercised	3.33	(103,950)
Canceled	3.66	(27,500)

Balance outstanding at December 31, 2005	$4.56	2,032,298

Exercisable at December 31, 2005	$4.33	1,360,636

Available for grant at December 31, 2005		176,884

		Stock Options Outstanding		Stock Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
		Remaining	Exercise Price Per		Exercise Price Per
Range of Exercise Price	Shares	Contractual Life	Share	Shares	Share
$2.25 to $ 2.94	102,800	1.8 Years	$2.58	102,800	$2.58
$3.30 to $ 3.85	1,075,250	4.7 Years	3.62	800,500	3.62
$3.87 to $ 5.92	514,500	5.7 Years	4.50	297,375	4.48
$6.13 to $10.75	339,748	4.6 Years	8.22	159,961	8.70

	2,032,298			1,360,636

Stock Purchase Plan
The Company has reserved 200,000 authorized shares of its common stock for issuance under its Employee Stock Purchase Plan. All full-time employees are eligible to participate in the plan by having amounts deducted from their earnings. These reserved shares were fully utilized as of December 31, 2005 and the plan was temporarily suspended pending proposed reservation of additional shares.
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
On June 6, 2004, the Company issued 20,498 shares of restricted stock to certain key employees under its 1998 Stock Incentive Plan. The restricted shares were issued at $6.13 per share, which was the fair market value of the Company’s stock on the date of the grant. These restricted shares vest 33% per year over a three-year period. During the year ended June 30, 2005, the Company recognized $72,041 in selling, general, and administrative expense associated with the restricted stock grant. For the six months ended December 31, 2005, the Company recognized $17,591 in selling, general and administrative expense associated with the restricted stock grant. The Company records compensation expense for those fixed awards granted to non-employees on a straight-line basis over the related vesting period.
5. Inventory

	June 30, 2005	December 31, 2005
Inventories
Raw materials	$1,280,370	$1,681,443
Work in process	417,090	601,183
Finished goods	13,656,012	14,455,718

Inventories, net	$15,353,472	$16,738,344

6. Fixed Assets

	June 30, 2005	December 31, 2005
Property, plant and equipment -
Land	$150,000	$150,000
Buildings	1,683,614	1,683,614
Clinical and rental equipment	1,744,193	1,881,893
Production equipment	3,547,785	4,309,120
Office furniture and equipment	9,931,107	10,392,386

	$17,056,699	$18,417,013
Less accumulated depreciation	(11,153,919)	(11,807,054)

Property, plant and equipment, net	$5,902,780	$6,609,959

Included in the Company’s consolidated balance sheet at December 31, 2005 and June 30, 2005 are net property, plant and equipment of the Company’s foreign operations, which are located in Europe and which total $1,126,313 and $1,350,744, respectively.

7. Business Acquisition
On June 23, 2005, the Company purchased all of the capital stock of SpectraBrace, Ltd., for $3.3 million. SpectraBrace, a physician office based durable medical equipment distributor specializing in the orthopedic market, is headquartered in Louisville, Kentucky. The acquisition was financed through a newly established term note. The acquisition was accounted for using the purchase method of accounting with the purchase price allocated to the fair value of net assets acquired, the majority of which included accounts receivable of $1.1 million, inventory of $502,000, fixed assets of $81,000 and liabilities of $375,000. The excess of the purchase over the fair value of the underlying assets acquired of $2,158,978 has been preliminarily allocated to goodwill of $1,158,978 and $1,000,000 million to a separate customer relationship intangible, which will be amortized over 5 years. Any additional contingent consideration that is incurred as part of this acquisition will be allocated to goodwill. Pro forma information related to this acquisition is not included as the impact is not deemed to be material.
8. Note Payable and Long-Term Debt
The Company has a $15,000,000 U.S. credit facility which provides for revolving borrowings at varying rates based either on the bank’s prime rate or LIBOR. There were borrowings outstanding of $14,000,000 and $7,500,000 on the revolving credit line as of December 31, 2005 and June 30, 2005, respectively. The Company currently has $1,000,000 available under the revolving credit line. Borrowings under the U.S. credit facility are secured by substantially all assets of the Company. The weighted average rate on borrowings under the revolving line of credit was 6.75%. On June 23, 2005, the Company amended the credit agreement to borrow an additional $3,300,000 under a term loan to fund the purchase price for the SpectraBrace acquisition.
The Company was in compliance with all financial covenants in its U.S. credit agreement as of December 31, 2005 and for the period then ended.
The Company has a $4,975,000 Swiss credit facility that provides for a three-year term loan at varying rates. As of December 31, 2005 and June 30, 2005, there were borrowings outstanding of $2,368,200 and $2,419,600 respectively, under this credit facility. Borrowings under this credit facility were used to fund the acquisition of Filsport Assistance S.r.l. in 2003. Borrowings under the Swiss credit facility are secured by all of the equity interest held by the Company’s Swiss subsidiary in Filsport. The credit facility called for three advances, the first two of which have already been paid. The third and final advance is due on June 30, 2006, and bears interest at 4.40%.
The Company was in compliance with all financial covenants in its Swiss Credit agreement as of December 31, 2005 and for the period then ended.

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

	For the Three Months Ended		For the Six Months Ended
	December 31		December 31
	2004	2005	2004	2005
Numerator
Net Income	$1,028,323	$1,234,120	$1,257,046	$2,585,869

Denominator
Denominator for basic net income per share — weighted average shares outstanding	12,454,759	12,634,016	12,454,433	12,613,171
Effect of dilutive stock options	457,936	350,504	514,234	144,756

Denominator for diluted net income per share — weighted average shares outstanding	12,912,695	12,984,520	12,968,667	12,757,927

Basic net income per share	$0.08	$0.10	$0.10	$0.21
Diluted net income per share	0.08	0.10	0.10	0.20
Employee stock options of 344,748 and 418,215 for the three months ended December 31, 2005 and 2004, respectively, have been excluded from the diluted net income per share calculation because their effect would be anti-dilutive. Employee stock options of 432,237 and 392,737 for the six months ended December 31, 2005 and 2004, respectively, have been excluded from the diluted net income per share calculation because their effect would be anti-dilutive.
10. Comprehensive Income
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components. Adjustments to comprehensive income for the three months ended December 31, 2005 and December 31, 2004, consisted solely of gains on translation of foreign subsidiary financial statements from the functional currency to U.S. dollars of $175,771 and $731,373, respectively, resulting in total comprehensive income of $1,409,891 and $1,759,696, respectively. Adjustments to comprehensive income for the six months ended December 31, 2005 and December 31, 2004 consisted solely of gains (losses) on translation of foreign subsidiary financial statements from the functional currency to U.S. dollars of ($27,078) and $954,521, respectively, resulting in total comprehensive income of $2,558,791 and $2,211,567, respectively.

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
Revenue, cost of sales and rentals, and selling expenses by division are as follows:

	For the Three Months Ended December 31, 2005
	U.S. Medical	U.S. Consumer	International	Total
Revenue	$18,264,303	$4,275,859	$6,997,423	$29,537,585
Cost of sales and rentals	5,106,123	2,344,110	2,706,860	10,157,093

Gross profit	13,158,180	1,931,749	4,290,563	19,380,492
Margin	72.0%	45.2%	61.3%	65.6%

Selling and marketing expenses	7,760,277	1,801,606	2,804,544	12,366,427

Segment profit	$5,397,903	$130,143	$1,486,019	$7,014,065

	For the Three Months Ended December 31, 2004
	U.S. Medical	U.S. Consumer	International	Total
Revenue	$14,923,642	$1,523,880	$8,764,827	$25,212,349
Cost of sales and rentals	4,127,797	759,125	3,580,512	8,467,434

Gross profit	10,795,845	764,755	5,184,315	16,744,915
Margin	72.3%	50.2%	59.1%	66.4%

Selling and marketing expenses	6,325,004	1,308,595	2,719,647	10,353,246

Segment profit (loss)	$4,470,841	$(543,840)	$2,464,668	$6,391,669

	For the Six Months Ended December 31, 2005
	U.S. Medical	U.S. Consumer	International	Total
Revenue	$36,302,660	$7,788,223	$13,090,690	$57,181,573
Cost of sales and rentals	10,093,054	3,999,876	5,201,969	19,294,899

Gross profit	26,209,606	3,788,347	7,888,721	37,886,674
Margin	72.2%	48.6%	60.3%	66.3%

Selling and marketing expenses	15,276,987	3,827,109	4,612,061	23,716,157

Segment profit (loss)	$10,932,619	$(38,762)	$3,276,660	$14,170,517

	For the Six Months Ended December 31, 2004
	U.S. Medical	U.S. Consumer	International	Total
Revenue	$28,122,753	$2,448,898	$16,294,437	$46,866,088
Cost of sales and rentals	7,445,597	1,188,667	6,747,788	15,382,052

Gross profit	20,677,156	1,260,231	9,546,649	31,484,036
Margin	73.5%	51.5%	58.6%	67.2%

Selling and marketing expenses	12,070,162	3,323,860	4,802,854	20,196,876

Segment profit (loss)	$8,606,994	$(2,063,629)	$4,743,795	$11,287,160

Reconciliation of segment profit to income from operations:

	For the Three Months Ended		For the Six Months Ended
	December 31		December 31
	2004	2005	2004	2005
Total profit from segments	$6,391,669	$7,014,065	$11,287,160	$14,170,517
Unallocated corporate expenses:
General and administrative	3,933,364	3,962,379	7,677,895	7,982,259
Research and development	656,892	577,629	1,379,427	1,117,413

Income from operations	$1,801,413	$2,474,057	$2,229,838	$5,070,845

Net revenue by product lines are as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31		December 31
	2004	2005	2004	2005
Rehabilitation products	$4,474,345	$5,560,668	$8,115,606	$11,301,606
Pain management	5,412,750	7,177,973	10,076,655	14,084,000
Consumer products	8,236,387	9,726,147	15,040,288	18,028,144
Accessories and supplies	7,088,867	7,072,797	13,633,539	13,767,823

	$25,212,349	$29,537,585	$46,866,088	$57,181,573

The Company does not have a single customer that accounts for more than 5% of consolidated revenue for the three and six months ended December 31, 2005 and 2004. The Company also does not have a single customer that accounts for more than 5% of total accounts receivable as of December 31, 2005 and June 30, 2005.

Assets by segment are as follows:

	U.S. Medical	U.S. Consumer	International	Total
Segment assets at June 30, 2005	$37,857,601	$2,113,933	$14,350,201	$54,321,735

Segment assets at December 31, 2005	$44,137,793	$6,689,495	$11,718,313	$62,545,601

Reconciliation of segment assets to total assets:

	June 30, 2005	December 31, 2005
Assets from segments	$54,321,735	$62,545,601
Unallocated corporate assets:	34,996,856	35,390,254

Total assets	$89,318,591	$97,935,855

12. Commitments
Throughout the remainder of the fiscal year, the Company has approximately $118,000 that will become due to maintain celebrity endorsements.
13. Encore Acquisition
The Company executed an Agreement and Plan of Merger with Encore Medical Corporation and Encore-Snow Acquisition Corp. on November 14, 2005 that provides for the acquisition of Compex by Encore Medical and the issuance to all of Compex’s shareholders of shares of Encore Medical common stock in exchange for their shares of Compex common stock. This acquisition is contingent upon a number of conditions, including approval by Compex’s shareholders at a special meeting on February 23, 2006. At the effective time of the Merger, each outstanding share of Compex common stock will be exchanged for 1.40056 shares of Encore common stock (the “Exchange Ratio”), and each option to purchase shares of Compex common stock will be assumed by Encore and will be exercisable for a number of shares of Encore common stock (and at an exercise price) adjusted to reflect the Exchange Ratio. The Exchange Ratio is subject to adjustment based on the average last sale price per share of Encore’s common stock (as quoted by the Nasdaq National Market) during the 30 calendar days ending one trading day before the date of Compex’s shareholders’ meeting to approve the Merger (the “Average Price”). If the Average Price multiplied by the Exchange Ratio is less than $6.50 (in effect, if the Average Price is less than $4.64), the Exchange Ratio shall be adjusted so that the Exchange Ratio multiplied by the Average Price of Encore’s common stock is equal to $6.50. Nevertheless, if the Average Price is less than $4.35 (the “Minimum Price”), the exchange ratio will be effectively fixed at approximately 1.49425 shares of Encore common stock for each share of Compex common stock. If the Average Price is less than the Minimum Price, however, Compex has the right to terminate the transaction. If the Exchange Ratio multiplied by the Average Price of Encore’s common stock is more than $8.50 (in effect, if the Average Price is more than $6.07), the Exchange Ratio shall be adjusted so that the Exchange Ratio multiplied by the Average Price is equal to $8.50. Under the terms of the Merger Agreement, Encore will also assume or pay off approximately $15 million of Compex debt.

The Merger is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, and has been unanimously approved by the boards of directors of both companies. The companies expect to close the Merger on February 24, 2006.
Immediately prior to executing the Merger Agreement, Compex amended its Rights Agreement dated as of February 17, 2003 with Registrar and Transfer Company. The amendment excludes Encore and its affiliates from the definition of Acquiring Person in the Rights Agreement, thereby excluding the Merger from the effect of the Rights Agreement. The amendment expires if the Merger is not completed by April 30, 2006.

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
United States Medical. The direct medical division involves providing products to patients for rent or purchase, the sale of accessories to patients for the ongoing use of such products and billing of the patient’s insurance provider for the products and accessories. The wholesale medical division involves the sale of devices and medical supplies primarily to clinics and medical equipment distributors. We recognize revenue in accordance with Staff Accounting Bulletin (SAB) No. 101, as amended by SAB No. 104, when each of the following four conditions are met: 1) a contract or sales arrangement exists; 2) products have been shipped and title has transferred or services have been rendered; 3) the price of the products or services is fixed or determinable; and 4) collectibility is reasonably assured. Accordingly, we recognize direct medical revenue, both rental and purchase, when products have been dispensed to the patient and the patient’s insurance has been verified. For medical products that are sold from inventories consigned at clinic locations, we recognize revenue when we receive notice that the product has been prescribed and dispensed to the patient and the insurance has been verified or preauthorization has been obtained from the insurance company, when required. We recognize wholesale medical revenue when we ship our products to our wholesale customers. Revenue from the rental of products to patients is recognized ratably based on the number of days remaining in the month. Rental revenue for the three months ended December 31, 2005 and 2004, accounted for approximately 14% and 16%, respectively, of the United States medical revenue. Products on rental contracts are placed in fixed assets and depreciated over their estimated useful life. All revenue is recognized net of estimated sales allowances and returns.
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
Carrying Value of Intangible Assets. We had a balance of intangible assets of approximately $17.9 million at December 31, 2005, most of which constituted goodwill and the value of acquired technology, from several acquisitions. We are required to charge-off the carrying value of identifiable intangibles and related goodwill to the extent it may not be recoverable. We assess the impairment of identifiable intangibles and related goodwill annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Factors we consider important that could trigger an impairment review include the following:
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

Results of Operations
Our results of operations for the periods ended December 31, 2005 reflect continued, steady growth in our U.S. medical business, and the first significant contribution from our U.S. consumer business. Benefiting from several successful shopping network and infomercial airings, our U.S. consumer revenue accounted for over 14% of revenue. We continue to invest in the U.S. consumer initiative with expectations of continued growth through exposure at retailers and additional celebrity promotion. Health and wellness products that we introduced in Europe in late fiscal 2004 generated significant unit sales and appear to be competing favorably with low cost consumer products of competitors, however, sales and marketing expenses increased, resulting in less segment profit than in prior periods. Foreign currency translation rates were slightly lower for the quarter and six months ended December 31, 2005 and, therefore, had a negative effect on our operating results.
The following table sets forth information from the statements of operations as a percentage of revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2004	2005	2004	2005
Net sales and rental revenue	100.0%	100.0%	100.0%	100.0%

Cost of sales and rentals	33.6	34.4	32.8	33.7

Gross profit	66.4	65.6	67.2	66.3

Operating expenses
Selling	41.1	41.9	43.1	41.5
General and administrative	15.6	13.3	16.4	13.9
Research and development	2.6	2.0	2.9	2.0

Total operating expenses	59.3	57.2	62.4	57.4

Income from operations	7.1	8.4	4.8	8.9

Other expense, net	0.3	1.0	0.3	1.0

Income tax provision	2.7	3.2	1.8	3.4

Net Income	4.1%	4.2%	2.7%	4.5%

Our revenue increased by 17% to $29.5 million during the quarter ended December 31, 2005 from $25.2 million during the quarter ended December 31, 2004, and increased 22% to $57.2 million during the six months ended December 31, 2005 from $46.9 million during the six months ended December 31, 2004. For the quarter and for the six month period ended December 31, 2005, significant increases in both our domestic medical business and our domestic consumer business were partially offset by a decrease in our international revenues.
U.S. medical revenue for the quarter was $18.2 million, up 22% from the prior year’s quarter of $14.9 million, and was $36.3 million for the six month period ended December 31, 2005, up 29% from the $28.1 million from the comparable period last year. For the quarter ended December 31, 2005, our direct medical business recorded an increase of 11% over prior year amounts, reflecting our commitment to expanding our sales force and reinforcing our strategy of calling directly on physicians. For the six months ended December 31, 2005, our direct medical business recorded a 13% increase which was achieved despite lower average selling prices in fiscal 2006 reflecting the increasing pressures on reimbursement and revenue mix shifting from the higher reimbursement workers’ compensation/personal injury segment to the group contract insurance segment. Our wholesale business, benefiting from large OEM revenues, contributed $0.6 for the quarter and $2.3 million of the increase for the current six month period. A large portion of the OEM revenues reflect orders to a single customer to fill a distribution channel. Revenue from our wholesale business was down sequentially from $2.3 million in our first quarter to $1.6 million this quarter. We anticipate the same volume from this customer and the same level of revenue in our wholesale business throughout the remainder of the fiscal year. We continue to expand our wholesale business to durable medical equipment distributors with a new line of low cost TENS devices using the Staodyn brand in an effort to promote this part of our business. Revenue from our June 2005 acquisition of SpectraBrace, Ltd. contributed $1.2 million to the increase for the quarter and $2.5 million to the increase in the six month period. We anticipate our revenue from SpectraBrace to increase slightly over future periods. As SpectraBrace was acquired in June 2005, there is no comparable revenue in the prior year.
Our U.S. consumer division recorded revenue of $4.3 million and $7.8 million for the quarter and six month periods ended December 31, 2005, respectively. This compares to $1.5 million and $2.4 million, respectively, of revenue recorded for the comparable periods last year. Our increased sales have been driven through our current agreements with The Home Shopping Network (HSN), our direct television infomercial, and General Nutrition Centers (GNC) and we continue to focus on landing additional major retail chains. However, we do not expect to generate substantial increases in sales of these products until we secure additional national retail sales agreements.
Our international division posted revenue of $7.0 million for the quarter ended December 31, 2005. This represents a decrease of 20% from the $8.8 million recorded during the comparable quarter last year. Sales of our Compex line of products were up 7% over the comparable quarter last year. However, we are selling more of our lower-priced models as we compete in the large Italian market. For the six months ended December 31, 2005, our international division posted revenue of $13.1 million or a 20% decrease from the $16.3 million for the comparable six month period last year. The actual number of Compex units sold for the six month period was down 15% over comparable unit sales for prior year. We are still competing against lower-priced competitors in the large Italian market and unit sales in Spain, one of our two large markets, is also down when compared to prior year. However, unit sales in France, our other large market, are up significantly over prior year. Slendertone product sales were down for both periods when compared to prior year, as we decided to discontinue marketing these products in Europe. There is very little product remaining to be distributed and any products deemed in excess will be brought over to the U.S. market for sale. Foreign currency translation had a 7% and 10% negative impact on our international revenues for the quarter and six month period ended December 31, 2005, respectively, when compared to prior year.
Revenue by product line during the quarter ended December 31, 2005 was roughly $5.5 million in rehabilitation products, $7.2 million in pain management products, $9.7 million in consumer products, and $7.1 million in accessories and supplies. All revenue segments, except accessories and supplies, are above prior year amounts with pain management and rehabilitation products in the U.S., reflecting the largest percentage increases.
Our gross profit was $19.4 million or 65.6% of revenue during the quarter, and $37.9 million or 66.3% of revenue during the six months ended December 31, 2005. This compares to gross profit of $16.7 million or 66.4% of revenue in the quarter and $31.5 million or 67.2% of revenue during the six months ended December 31, 2004. The decrease in our gross margin is primarily due to an increase in our U.S. consumer revenue and the large increase in revenues from our wholesale/OEM group as a percent of total revenue. The margins on the U.S. consumer and the OEM products are lower than those generated by our direct U.S. medical business and our international division. As our U.S. consumer revenue continues to be a larger percentage of our total revenues, our gross margin will decrease. We anticipate that our gross margins will settle in the low to mid 60% range.
For the quarter ended December 31, 2005, our selling expenses increased 19% to $12.4 million or 41.9% of revenue, up from $10.4 million or 41.1% of revenue for the comparable quarter last year. Selling expenses for the six month period ended December 31, 2005, increased 17% to $23.7 million or 41.5% of revenue, up from $20.2 million, or 43.1% of revenue for the comparable six month period last year. Spending in our U.S. consumer division, in promoting our Slendertone product line, was up over prior period in absolute dollars, however, lower as a percentage of revenue. Additionally, expenses in our U.S. medical division increased, proportionately to our increase in revenue, reflecting our investment in more direct sales representatives. Spending in our international selling and marketing was slightly higher as we invested in television advertisements in our European markets. Foreign currency translation had a 1% favorable impact for the quarter and six month period ended December 31, 2005 when compared to prior year. Our selling and marketing expenses also increased in absolute dollars over prior year due to an additional $68,000 and $165,000 for the quarter and six month period ended December 31, 2005, respectively, of compensation expense related to stock-based employee benefits, because of the implementation of FAS123(R).
General and administrative expenses for the quarter ended December 31, 2005, totaled $4.0 million or 13.3% of revenue, representing a 1% increase over the $3.9 million or 15.6% of revenue recorded for the quarter ended December 31, 2004. General and administrative expenses for the six month period ended December 31, 2005, was $8.0 million, or 13.9% of revenue, representing a 4% increase over the $7.7 million, or 16.4% of revenue for the same period last year. Our general and administrative expenses increased in absolute dollars over prior periods due primarily to an additional $84,000 and $235,000 for the quarter and six month periods ended December 31, 2005, respectively, of compensation expense related to FAS123(R) stock-based employee benefits. We anticipate our general and administrative expenses to remain relatively constant over the remainder of the year. Foreign currency translation had a 2% favorable impact for the quarter and six month period ended December 31, 2005 when compared to prior year.
Our research and development expenses for the quarter ended December 31, 2005, decreased 12% to $578,000 from $657,000 for the comparable quarter ended December 31, 2004. Research and development expenses for the six month period ended December 31, 2005, totaled $1.1 million, or 2.0% of revenue, representing a 19% decrease over the $1.4 million, or 2.9% of revenue for the same period last year. We have projects under development that will support all three of our business segments and we anticipate research and development spending will grow slightly in absolute dollars, but will decrease as a percent of revenue in future periods as our revenue from our U.S. consumer division increases.
Interest expense increased to $303,000 for the quarter ended December 31, 2005 from $104,000 for the quarter ended December 31, 2004. Interest expense increased to $534,000 for the six month period ended December 31, 2005 from $184,000 for the comparable period last year. In June 2005, we incurred additional borrowings of approximately $3.3 million that we used to finance the SpectraBrace, Ltd. acquisition. An increase in our U.S. credit facility to support our U.S. consumer working capital requirements also contributed to the increase. As a result, our average outstanding borrowing levels for the quarter ended December 31, 2005, were higher than the comparable quarter in 2004.
The provision for income taxes was 43% for the periods ended December 31, 2005 and 40% for the comparable periods in the prior year. The increase to 43% in the current periods reflects expense recorded for non-deductible employee stock options related to FAS123(R). We believe 43% is a reasonable estimate of the effective rate for fiscal 2006.
As a result of the above activity, our net income increased to $1.2 million in the second quarter of fiscal 2006 from $1.0 million in the second quarter of fiscal 2005. For the six months ended December 31, 2005, net income increased to $2.6 million from $1.3 million during the same period in fiscal 2005. Diluted earnings per share increased to $0.10 during the quarter ended December 31, 2005 from $0.08 during the quarter ended December 31, 2004 and diluted earnings per share increased to $.20 from $.10 per share for the six month period.
Liquidity and Capital Resources
Our operating activities used cash of $4.6 million during the six months ended December 31, 2005, as compared to $2.5 million used during the six months ended December 31, 2004. Although we generated cash from earnings, after adjustment for depreciation and amortization, of approximately $3.6 million during the first six months of fiscal 2006, we used approximately $6.8 million to finance increased receivables during fiscal 2006, in part as a result of the large sales from the U.S. medical and the U.S. consumer businesses. In both periods, we used cash to increase our inventory as we accumulate consumer products to meet anticipated future demand. In the six month period ended December 31, 2005, we used cash through decreased balances of accrued liabilities, reflecting the impact of year-end timing differences and the payment of estimated income taxes.

We used $1.5 million in investing activities in the first six months of fiscal 2006 for purchases of property and equipment, primarily manufacturing equipment required to meet our increased production requirements. We used $1.3 million of cash in the first six months of fiscal 2005 for purchases of property and equipment, primarily clinical and rental equipment.
Our financing activities provided $6.9 million of cash during the first six months of fiscal 2006, mainly from the borrowing of $6.5 million under our domestic credit line to finance expenditures in the U.S. consumer division, from cash received from the exercise of stock options, and from purchases under our employee stock purchase plan. During the first six months of fiscal 2005, we generated $3.5 million from financing activities, due primarily to the borrowing of $4.3 million under our domestic credit line, partially offset by a $1.0 million payment on our long-term debt obligations.
At December 31, 2005, we had a balance of $14.0 million outstanding under our U.S. credit facility, $3.1 million under our U.S. term loan, and $2.4 million under our European credit facility. Based on our credit agreement, we believe we could borrow up to an additional $1.0 million under our U.S. credit facility.
In addition to approximately $1.6 million of payments due under our debt agreements and lease obligations during the following year, we have approximately $118,000 that will become due to maintain celebrity endorsements. We expect to continue to support the U.S. consumer division by investing in sales and marketing, and in inventory and infrastructure, over the remainder of the fiscal year to market these products in the U.S.
We believe that available cash and borrowings under our credit lines will be adequate to fund cash requirements for the current fiscal year and the foreseeable future.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For the six month period ended December 31, 2005, our revenue originating outside the U.S. was 23% of total revenue, substantially all of which was denominated in the local functional currency. Currently, we do not employ currency-hedging strategies to reduce the risks associated with the fluctuation of foreign currency exchange rates.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

During the quarter ended December 31, 2005, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     ITEM 1A. RISK FACTORS.
Reference is made to the factors set forth under the caption “Cautionary Statement Regarding Forward Looking Statements” preceding Item 1 of this Form 10-Q, which are incorporated herein by reference
     ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
None
     ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
     ITEM 5. OTHER INFORMATION
None
     ITEM 6. EXHIBITS
10.1	Amendment No 1 effective as of October 14, 2005 to Employment Agreement dated December 2, 2002 between Scott Youngstrom and Compex

10.2	Amendment No 1 effective as of October 14, 2005 to Employment Agreement dated September 1, 2003 between Gary (Mike) Goodpaster and Compex

10.3	Amendment No 1 effective as of October 14, 2005 to Amended and Restated Employment Agreement dated May 14, 2005 between Marshall T. Masko and Compex

10.4	Amendment No 2 effective as of January 31, 2006 to Employment Agreement dated April 12, 2002 as amended February 3, 2003, between Dan Gladney and Compex

10.5	Amendment No 3 effective as of October 12, 2005 to Amended Severance Pay Agreement dated April 7, 1999, as amended May 8, 2001, between Wayne Chrystal and Compex

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a)(17 CFR 240.15d-14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 15 d-14(a) (17 CFR 240, 15d- 14(a)) and Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished but not filed)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPEX TECHNOLOGIES, INC.

February 8, 2006 Date	/s/ Dan W. Gladney Dan W. Gladney
President and Chief Executive Officer

February 8, 2006 Date	/s/ Scott P. Youngstrom Scott P. Youngstrom
Vice President of Finance
(Principal Financial and Accounting Officer)